Form 10-K
period 2024-12-31
Triumph Financial, Inc.
filed 2025-02-11
CIK 1539638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-K
_____________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Select Market on June 30, 2024 was approximately $1,801,400,000.
The number of shares of Registrant’s Common Stock outstanding as of February 7, 2025 was 23,420,261.
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2024, are incorporated by reference into Part III of this Report.

i

PART I
ITEM 1. BUSINESS.
Overview
Triumph Financial, Inc. (“we,” “Triumph Financial” or the “Company”) is a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). We offer a diversified line of banking, factoring, payments, and intelligence services. Effective January, 1, 2025, we merged Triumph Financial Services LLC, the entity though which we previously conducted all of our factoring operations, with and into TBK Bank, SSB.
At December 31, 2024, our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Within such ecosystem we operate our TriumphPay payments platform which connects such parties to streamline and optimize the presentment, audit and payment of transportation invoices, and we act as capital provider to the Carrier industry through our factoring subsidiary, Triumph Financial Services. We have begun to offer data services through our Intelligence offerings. Our traditional banking operations provide stable, low cost deposits to support our operations, a diversified lending portfolio to add stability to our balance sheet, and a suite of traditional banking products and services to participants in the for-hire trucking ecosystem to deepen our relationship with such clients.
We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of December 31, 2024, we had consolidated total assets of $5.949 billion, total loans held for investment of $4.547 billion, total deposits of $4.821 billion and total stockholders’ equity of $890.9 million.
Our business is conducted through four reportable segments (Banking, Factoring, Payments, and Intelligence). For the year ended December 31, 2024, our Banking segment generated 60% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 30% of our total revenue, our Payments segment generated 10% of our total revenue, and our Intelligence segment generated less than 1% of our total revenue. As part of our business operations, we use automated technologies, including those supported by artificial intelligence. This includes the instant purchase model we have deployed as part of our factoring operations.
Banking
Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services, commercial lending product lines focused on businesses that require specialized financial solutions and national lending product lines that further diversify our lending operations. Our banking operations commenced in 2010 and include a branch network developed through organic growth and acquisition, including concentrations in the front range of Colorado, the Quad Cities market in Iowa and Illinois and a full service branch in Dallas, Texas. Our traditional banking offerings include a full suite of lending and deposit products and services. These activities are focused on our local market areas and some products are offered on a nationwide basis. They generate a stable source of core deposits and a diverse asset base to support our overall operations. Our asset-based lending and equipment lending products are offered on a nationwide basis and generate attractive returns. Additionally, we offer mortgage warehouse lending and purchase liquid credit lending products on a nationwide basis to provide further asset base diversification. Our mortgage warehouse program also generates stable deposits. Our Banking products and services share basic processes and have similar economic characteristics.
Factoring
In addition to our traditional banking operations, we also operate a factoring business focused primarily on serving the over-the-road trucking industry. This business involves the provision of working capital to the trucking industry through the purchase of invoices generated by small to medium sized trucking fleets ("Carriers") at a discount to provide immediate working capital to such Carriers. We commenced these operations as part of an acquisition in 2012 and have grown this business from approximately $49.3 million in net funds employed at the time of such acquisition to $925.1 million as of December 31, 2024. In 2024, our factoring business also launched its Factoring as a Service ("FaaS") product. As part of our FaaS product, we offer certain back-office factoring services to the over-the-road transportation industry, enabling our FaaS customers to either supplement their own factoring operations or to offer factoring services to their customers wholly supported by our platform. Our factoring business operates in a highly specialized niche with unique processes and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products described above.

Payments
Our payments business provides payment, audit, and other banking services for the over the road trucking industry. Our payments platform for Brokers and Shippers, TriumphPay was originally designed as a platform to manage Carrier payments for third party logistics companies, or 3PLs ("Brokers") and the manufacturers and other businesses that contract directly for the shipment of goods ("Shippers"), with a focus on increasing on-balance sheet factored receivable transactions through the offering of quick pay transactions for Carriers receiving such payments through the TriumphPay platform. During 2021, TriumphPay acquired HubTran, Inc., a software platform that offers workflow solutions for the processing and approval of Carrier Invoices for approval by Brokers or purchase by the factoring businesses providing working capital to Carriers ("Factors"). Following this acquisition, the TriumphPay strategy shifted from a capital-intensive on-balance sheet product with a greater focus on interest income to a network for the trucking industry with a focus on fee revenue. TriumphPay connects Brokers, Shippers, Factors and Carriers through forward-thinking solutions that help each party successfully manage the life cycle of invoice presentment for services provided by Carrier through the processing and audit of such invoice to its ultimate payment to the Carrier or the Factor providing working capital to such Carrier. During 2024, we introduced our LoadPay product; a digital bank account developed for Carriers. LoadPay provides a user experience and financial products, including small business checking accounts, tailored to the financial needs of the small trucking companies that are the ultimate payees inside of the TriumphPay network. A key feature of the LoadPay product is our ability to rapidly fund invoices approved for payment through the TriumphPay network or approved for purchase as part of our factoring operations to the LoadPay account without the need for such payments to be processed through traditional payment rails such as ACH transfers. We also offer supply chain finance to Brokers, allowing them to pay their Carriers faster and drive Carrier loyalty. We provide tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Our Payments products and services share basic processes and have similar economic characteristics.
Intelligence
Our data intelligence division, which we call Intelligence, was launched during the fourth quarter of 2024 to turn the over-the-road trucking data collected through our services into actionable insights for our customers. This launch coincided with our acquisition of Isometric Technologies Inc., a company that provides service and performance scoring and benchmarking capabilities to the over-the-road trucking industry. Data has the ability to drive efficiency, enhance decision-making, and enable Shippers, Brokers, and Carriers to operate more profitably in a very competitive over-the-road trucking market. With our access to data from our TriumphPay network and other sources, we believe we can develop products and services to offer to logistics service providers, allowing them to better plan for peak periods, competitively source freight capacity, and allocate resources efficiently, thus improving their profitability. Going forward, Intelligence will operate in a highly specialized niche with unique processes and key performance indicators.
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
We originate a full suite of commercial and retail loans including commercial real estate loans, construction and development loans, residential real estate loans, commercial agriculture loans, general commercial loans, and consumer loans primarily focused on customers in and around our community banking markets. These loan types include the following:
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
Equipment Loans. We originate equipment loans primarily secured by new or used revenue producing, essential-use equipment from major manufacturers that is movable, may be used in more than one type of business, and generally has broad resale markets. Core markets include transportation, construction, and waste. Our equipment loans are typically fully amortizing, fixed rate loans secured by the underlying collateral with a term of three to five years. Equipment lending to transportation clients constituted approximately 95% of our total equipment lending portfolio as of December 31, 2024. Equipment loans are reported within commercial loans in the notes to our consolidated financial statements.
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
Mortgage Warehouse Facilities. Mortgage warehouse arrangements allow unaffiliated mortgage originators to close one-to-four family real estate loans in their own name and manage their cash flow needs until the loans are sold to investors. Although not bound by any legally binding commitment, when a purchase decision is made, we purchase a 100% interest in the mortgage loans originated by our mortgage banking company customers using a Purchase/Repurchase agreement. The mortgage banking company customer closes mortgage loans consistent with underwriting standards established by the Agencies (FNMA, FHLMC and GNMA) and approved investors and, once all pertinent documents are received, the mortgage note is delivered by the Company or Custodian to the investor selected by the originator.

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
At December 31, 2024, maximum aggregate outstanding purchases ranged in size from $20 million to $300 million. Typical covenants include minimum tangible net worth, maximum leverage and minimum liquidity. As loans age, the Company requires loan curtailments to reduce our risk involving loans that are not purchased by investors on a timely basis.
At December 31, 2024, the Company had 14 mortgage banking company customers with a maximum aggregate exposure of $1.835 billion and an actual aggregate outstanding balance of $1.023 billion. The average mortgage loan being purchased by the Company reflects a blend of both Conforming and Government loan characteristics, including an average loan to value ratio ("LTV") of 69%, an average credit score of 727 and an average loan size of $292 thousand. These characteristics illustrate the low risk profile of loans purchased under the mortgage warehouse arrangements. To date, we have not experienced a loss on any of our mortgage warehouse loans. Through our commercial banking and treasury management functionality, we are able to offer our mortgage warehouse clients depository relationships focused on the servicing deposits generated in such businesses, further enhancing our core deposit portfolio.
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
Our transportation factoring clients include small owner-operator trucking companies (one-to-four trucks), mid-sized fleets (5-to-50 trucks), large fleets (more than 50 trucks), and freight broker relationships whereby we manage Carrier payments on behalf of a Broker client. Factoring for transportation businesses constituted approximately 97% of our total factoring portfolio at December 31, 2024, calculated based on the gross receivables from the purchase of invoices from such trucking businesses compared to our total gross receivables in the purchase of factored receivables as of such date. The features and pricing of our transportation factoring relationships vary by client type. Typically our smaller owner-operator relationships are structured as “non-recourse” relationships (i.e., we retain the credit risk associated with the ability of the account debtor on an invoice we purchase to ultimately make payment) and our larger relationships are structured as “recourse” relationships (i.e., our client agrees to repurchase from us any invoices for which payment is not ultimately received from the account debtor). Our transportation factoring business tends to be weaker in the first quarter of the year; consistent with trends in over the road trucking.
In 2024, our factoring business also launched its Factoring as a Service ("FaaS") product. As part of our FaaS product, we offer certain back-office factoring services to the over-the-road transportation industry, enabling our FaaS customers to either supplement their own factoring operations or to offer factoring services to their customers wholly supported by our platform.
Payments
Our TriumphPay platform is a payments network for the over-the-road trucking industry. TriumphPay connects Brokers, Shippers, Factors, and Carriers through forward-thinking solutions that help each party successfully process, settle and manage Carrier payments and drive growth. Revenues are derived from transaction fees and interest income on factored receivables and commercial loans related to invoice payments. Payments’ factored receivables consist of (i) invoices where we offer a Carrier a quick pay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and (ii) factoring transactions where we purchase receivables payable to such freight brokers from their shipper clients. Payments also offers commercial loans that result from our offering certain Brokers an additional liquidity option through the ability to settle their invoices with us on an extended term following our payment to their Carriers. The balance of such commercial loans was $0 at December 31, 2024. For the year ended December 31, 2024, TriumphPay processed 24,846,449 invoices paying a total of $27.784 billion.

During 2024, we introduced our LoadPay product; a digital bank account developed for Carriers. LoadPay provides a user experience and financial products, including small business checking accounts, tailored to the financial needs of the small trucking companies that are the ultimate payees inside of the TriumphPay network. A key feature of the LoadPay product is our ability to rapidly fund invoices approved for payment through the TriumphPay network or approved for purchase as part of our factoring operations to the LoadPay account without the need for such payments to be processed through traditional payment rails such as ACH transfers.
Intelligence
Our data intelligence division, which we call Intelligence, was launched during the fourth quarter of 2024 to turn the over-the-road trucking data collected through our services into actionable insights for our customers. This launch coincided with our acquisition of Isometric Technologies Inc., a company that provides service and performance scoring and benchmarking capabilities to the over-the-road trucking industry. Data has the ability to drive efficiency, enhance decision-making, and enable Shippers, Brokers, and Carriers to operate more profitably in a very competitive over-the-road trucking market. With our access to data from our TriumphPay network and other sources, we believe we can develop products and services to offer to logistics service providers, allowing them to better plan for peak periods, competitively source freight capacity, and allocate resources efficiently, thus improving their profitability. Going forward, Intelligence will operate in a highly specialized niche with unique processes and key performance indicators.
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

Our transportation payments products (i.e., factoring and TriumphPay) require specialized underwriting processes. For each factoring transaction, in addition to a credit evaluation of our client, we also evaluate the creditworthiness of underlying account debtors, because account debtors represent the substantive underlying credit risk. Transportation factoring also presents the additional challenge of underwriting high volumes of invoices of predominantly low value per invoice and managing credit requests for a large industry pool of account debtors. We facilitate this process through a proprietary web-based “Online Broker Credit” application, which processes invoice purchase approval requests for our clients through an online proprietary scoring model and delivers either preliminary responses for small dollar requests or immediate referral to our servicing personnel for larger dollar requests. In 2024, we launched our instant purchase decision model to augment and add efficiencies to invoice purchase underwriting in our factoring business. This model uses machine learning and artificial intelligence, based on a rule set established by our risk model that we have developed over our history, to screen invoices for compliance with appropriate criteria and risk scoring and approve them for purchase in seconds without human intervention. This model was launched at scale in our factoring division's small carrier group during 2024 and the Company anticipates continued deployment to other parts of its factoring business in the future. We also set and monitor concentration limits for individual account debtors that are tracked across all of our clients (as multiple clients may have outstanding invoices from a particular account debtor). For each Broker or Shipper client, for whom we will be originating quick pay or supply chain finance transactions, we conduct an in-depth credit evaluation and underwriting process. We facilitate this process by collecting detailed company and financial information, which we analyze to determine credit risk.
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
Deposits
Deposits are our primary source of funds to support our earning assets. We offer depository products, including checking, savings, money market and certificates of deposit with a variety of rates. Deposits at our bank subsidiary are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. In addition, required deposit balances associated with our commercial loan arrangements and treasury management relationships maintained by our commercial lending clients provide an additional source of deposits. In our community banking markets, we have a network of 63 deposit-taking branch offices.
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
The following summarizes certain material relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

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
As discussed above, in accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered “well capitalized,” adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2024, the Company’s subsidiary bank exceeded the capital levels required to be deemed “well capitalized.”
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
Human Capital
Corporate Values
As of December 31, 2024, we had 1,553.0 full-time equivalent employees. We are focused on “Helping People Triumph.” It’s our brand purpose and our core values align with that purpose. We believe that our customers, team members, communities and shareholders benefit from it. As a result, how we do business is as important to us as what is achieved through our efforts. That belief forms the basis of the core values our team members honor. They carry those values into the communities where they live and work.
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
Diversity and Inclusion
We believe that the right people, in the right roles, with the right skills, immersed in the right culture will lead to our collective success. Having the "right people" on our team means that we maintain an awareness of diversity and inclusion. Doing so makes us a better company, a better employer, a better neighbor and a better investment. Building a better tomorrow includes celebrating the uniqueness of our team members, customers, partners, and communities while promoting a culture of understanding and acceptance. We dedicate ourselves to creating an environment where we value and listen to everyone with humility and we act with respect regardless of gender, race, creed, orientation, or background. An important way we invest in our future is by building a team of diverse individuals at every level of business or relationship.
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

We are proud of the diversity of our leadership team. Our Board of Directors consists of 11 members — the majority of whom are independent; 27% of our board members are women, and 18% are minorities. We also strive for diversity throughout the rest of our organizational structure. Based on current census data and team member demographics, females represent 61% of the Company’s employee base, 65% of our management structure through vice president, and 33% of management, senior vice president and above. This compares to 50% female representation in the related communities in which our businesses reside. As for ethnic minority representation across the Company, ethnic minorities represent 43% of our employee base, 31% of our management structure through vice president, and 12% of our management structure between senior vice president and executive.
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
For the year ended December 31, 2024, salaries and employee benefits expense was $219.6 million compared to $210.6 million during the same period a year ago. Expenses related to education, training, executive development, recruiting, and placement are recorded in other noninterest expense. Expense related to education, training, and executive development was $1.8 million for the year ended December 31, 2024 compared to $1.6 million for the year ended December 31, 2023. This expense reflects our commitment to enhanced investment in the development of our team members year after year. Recruiting and placement expense was $0.8 million for the years ended December 31, 2024 and 2023. In recent years, we have put an increased focus on the use of internal recruiting resources to address staffing demands to support the growth of the organization and a more competitive macro labor market.
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
Where appropriate, we prefer environmentally friendly products and services and actively recycle in all our facilities. We do this through the implementation of LED lighting in our workplaces and working to reduce our reliance on disposable products. As we renovate or build new facilities, we try to leverage renewable sources for power and HVAC through the employment of solar panels and heat pumps. We have also invested in tools and capabilities that allow our team members to work remotely as appropriate.
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

ITEM 1A. RISK FACTORS.
Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control. The material risks and uncertainties that management believes affect the Company are described below. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities could decline significantly, and you could lose all or part of your investment. Additionally, while some of the factors, events and contingencies described herein may have occurred in the past, the disclosures herein are not representations as to whether or not they have occurred and are instead provided because future occurrences thereof could adversely affect the Company. In addition to the factors discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the risk factors below, global economic and geopolitical conditions and additional or unforeseen circumstances, developments, or events may give rise to or amplify many of the risks discussed below.Some statements in the following risk factors constitute forward-looking statements. Please refer to “Cautionary Note Regarding Forward-Looking Statements” in Item 7 of this report.
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
•risks related to our Payments, Intelligence, and Factoring business and the associated growth in such product line;
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
•changes in federal tax law or policy;
•the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations, such as the Dodd-Frank Act and their application by our regulators, as well as privacy, cybersecurity, and artificial intelligence regulation and oversight;
•governmental monetary and fiscal policies including tariffs;
•changes in the scope and cost of FDIC, insurance and other coverages;
•failure to receive regulatory approval for future acquisitions;
•increases in our capital requirements; and
•the impact of a global pandemic on our business
The foregoing factors should not be construed as exhaustive. This summary of risk factors should be read in conjunction with the more detailed risk factors below.
Economic Risks
As a business operating in the bank and non-bank financial services industries, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.
As a business operating in the bank and non-bank financial services industries, our business and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our operations, including lending and deposit services, could be constrained. Uncertainty about the federal fiscal and domestic policymaking process (including the debt ceiling), the impact of any imposed tariffs, the medium and long-term fiscal outlook of the federal and state governments (including possible ratings downgrades) and future tax rates (or other amendments to the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) or to state tax laws) is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries, including uncertainty in areas experiencing geopolitical tension, could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak national economic conditions are characterized by severe inflation or deflation, changes in unemployment, rising wages in a tight labor market, supply chain complications, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is characterized by an elevated interest rate environment, and our ability to retain or grow our deposit base could be hindered by higher market interest rates in the future. Additionally, elevated interest rates on our adjustable rate loans could make it more difficult for our borrowers to repay their loans, potentially leading to increased delinquencies, increased volume of loan modifications, and financial losses for the Company. In addition to rising costs for the Company, the current inflationary environment could adversely impact the operations of our borrowers, customers and business partners resulting in financial losses for the Company. All of these factors may be detrimental to our business and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions (including tariffs) could have an adverse effect on our business, financial condition and results of operations.

We may be adversely affected by the soundness of other financial institutions.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Bank and non-bank financial services companies are interrelated as a result of trading, clearing, counterparty and other relationships. Through our transactions in the bank and non-bank financial services industries, we have exposure to a variety of industries and different counterparties, including brokers and dealers, commercial banks, investment banks and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more bank or non-bank financial services companies, or the bank or non-bank financial services industries generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have an adverse effect on our business, financial condition and results of operations.
Credit and Interest Rate Risks
We are subject to interest rate risk, which could adversely affect our financial condition and profitability.
The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international disorder and instability in domestic and foreign financial markets.
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
We rely on the structural features embedded in our asset-based lending and factoring products to mitigate the credit risk associated with such products. With respect to our asset-based loans, we limit our lending to a percentage of the customer’s borrowing base assets that we believe can be readily liquidated in the event of financial distress of the borrower. With respect to our factoring products, we purchase the underlying invoices of our customers and become the direct payee under such invoices, thus transferring the credit risk in such transactions from our customers to the underlying account debtors on such invoices. In the event one or more of our customers fraudulently represents the existence or valuation of borrowing base assets in the case of an asset-based loan, or the existence or validity of an invoice we purchase in the case of a factoring transaction, we may advance more funds to such customer than we otherwise would and lose the benefit of the structural protections of our products with respect to such advances. In such event we could be exposed to material additional losses with respect to such loans or factoring products. Although we believe we have controls in place to monitor and detect fraud with respect to our asset-based lending and factoring products, there is no guarantee such controls will be effective. We have experienced fraud with respect to these products in the past, which has not had a material effect. We anticipate that we will experience such fraud in the future and it could have a material effect. Losses from such fraudulent activity could have a material impact on our business, financial condition and results of operations.

Our commercial finance clients, particularly with respect to our factoring business and asset-based lending product lines, may lack the operating history, cash flows or balance sheet necessary to support other financing options and may expose us to additional credit risk, especially if our additional controls for such products are ineffective in mitigating such additional risks.
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
Our agriculture loans generally consist of (i) real estate loans secured by farmland, (ii) equipment financing for specific agriculture equipment, including irrigation systems, (iii) crop input loans primarily focused on corn, wheat and soybeans, and (iv) loans secured by cattle and other livestock. Decreases in commodity prices may negatively affect both the cash flows of the borrowers and the value of the collateral supporting such loans. Although we attempt to account for the possibility of such commodity price fluctuations in underwriting, structuring and monitoring our agriculture loans, there is no guarantee that efforts will be successful, and we may experience increased delinquencies or defaults in this portfolio or be required to increase our provision for loan losses, which could have an adverse effect on our business, financial condition and results of operations.
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
At December 31, 2024, we had a total of approximately $120.3 million of nonperforming assets, constituting approximately 2.02% of total assets. Should the amount of nonperforming assets increase in the future, we may incur losses and the costs and expenses to maintain such assets likewise can be expected to increase and potentially negatively affect earnings. Any additional increase in losses due to such assets could have an adverse effect on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory.
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

As of December 31, 2024, our ACL as a percentage of total loans was 0.90% and as a percentage of total nonperforming loans was 35.93%. Additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement our ACL, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our ACL and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments could have an adverse effect on our business, financial condition and results of operations.
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
We have implemented a new segment and may continue to implement new lines of business, offer new products and services within our existing lines of business or shift the focus to our asset mix. There are substantial risks and uncertainties associated with these efforts, particularly in instances where such product lines are not fully mature. In developing and marketing new lines of business and/or new products and services and/or shifting the focus of our asset mix, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have an adverse effect on our business, financial condition and results of operations.
If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction, or adequately address competitive challenges.
Historically, we have experienced periods of significant growth in our Factoring and Payments businesses, which puts a strain on our business, operations, and employees. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our finance and accounting systems and controls, as well as our information technology, or IT, and security infrastructure. For example, we expect we will need to invest in, and seek to enhance, our IT systems and capabilities.
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
We have historically engaged in acquisitions, and we may engage in acquisitions in the future. Such transactions have historically, and may in the future, involve substantial transaction expenses and expenses associated with integrating the operations of the acquired businesses with our operations. These expenses may exceed the savings that we expect to receive from the elimination of duplicative expenses and the realization of economies of scale. We may fail to realize some or all of the anticipated benefits of our previously completed and possible future acquisitions if the integration process for these acquisitions takes longer or is more costly than expected or otherwise fails to meet our expectations. Such integration processes will be a time-consuming and expensive process that could significantly disrupt our existing services, even if effectively and efficiently planned and implemented.
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
We have registered domain names that we use in, or are related to, our banking, factoring, intelligence, and payments businesses. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our offerings under a new domain name, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain name in question. We may not be able to obtain preferred domain names outside the United States for a variety of reasons. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting, maintaining, and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of resources, which could in turn adversely affect our business, financial condition, and results of operations.

Transportation Concentration Risks
A substantial portion of our business is concentrated in the transportation industry and economic conditions or other factors negatively impacting the transportation industry could adversely affect our business and operations.
A substantial portion of our revenues are derived from the transportation industry, including our transportation factoring business, our TriumphPay operations, and our equipment finance lending, which are focused on the transportation sector. Given the concentration of such businesses in the transportation industry, economic conditions or other factors that negatively impact the transportation industry could impact our revenues, expose us to an increased risk of fraud or credit loss, or otherwise negatively impact our business. For example, reductions in economic activity reducing the volume of goods in commerce, changes in the spot rate market for transportation, the impact of any imposed tariffs, and other factors impacting Carriers in the over the road transportation business, such as the cost of insurance, may influence both the size of invoices we are able to purchase in our transportation business (both in traditional factoring as well as factoring transactions being originated through TriumphPay) as well as the number of Carriers engaged in this business and their utilization of available capacity. Negative trends in such items will directly correlate with a reduction in our net funds employed from transportation factored receivables and with reduced revenues from our Factoring and TriumphPay operations. In addition, as negative factors in the transportation industry induce more financial stress on our clients in such businesses, we may experience an increased number of defaults in our equipment finance and other loans focused on this industry, as well as an increased risk of fraud, particularly in our factoring operations. For the year ended December 31, 2024, we estimate that approximately 48% percent of our revenues were derived from the transportation industry, and as of December 31, 2024, 97% of our period end factored receivables portfolio consisted of invoices purchased from transportation clients. Growth of our businesses focused on the transportation industry, in particular our transportation factoring and TriumphPay operations, are a key strategic focus for the Company. The occurrence of any of such events as described above resulting from factors negatively impacting the transportation industry may have an adverse effect on our strategic plans, business, financial condition and results of operations.
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
Risks Relating to our Payments and Intelligence Businesses
Our growth prospects depend significantly on the success of our Payments and Intelligence businesses. If we do not attract and retain customers for these business lines, and increase our customers’ overall use of the products and services in our transportation network, our business and strategic outlook will suffer.
Our growth prospects and strategic plans are heavily dependent on the success of the Payment and Intelligence products we offer (and plan to offer) through our network platform, which encompasses software and financial technology components. As such, our ability to attract new customers, retain existing customers, and increase use of the platform by existing customers is critical to our success.
Our future Payments and Intelligence revenue will depend in large part on our success in attracting additional customers to our network platform. Our ability to attract additional customers will depend on a number of factors, including the effectiveness of our sales team, the success of our marketing efforts, our levels of investment in expanding our sales and marketing teams, success in developing and rolling out additional features and functionality on the platform (including integration of artificial intelligence tools and the development of products and services for our Intelligence business), and the availability of competitive transportation payments technology platforms. We may not experience the same levels of success with respect to our customer acquisition strategies as seen in prior periods, and if the costs associated with acquiring new customers materially rises in the future, our expenses may rise significantly.

Our current customer base consists primarily of third party logistics companies, or Brokers, making payments to their Carriers through our TriumphPay platform, as well as Brokers and Factors that process their invoices for payment or purchase, as applicable, through the audit functionality on the TriumphPay platform. We intend to continue to pursue growth within each of our target customer markets (Broker, Shipper and Factor) and to seek to convert customers using only a portion of the TriumphPay functionality (payments or audit), to use the other services on the TriumphPay platform to conduct end to end integrated payments transactions that create benefit for the other parties to the payment transaction on the platform, and to continue exploring the use and deployment of artificial intelligence as well as other new technology tools on the platform. This also includes the development of additional data driven products and services as part of our Intelligence business. Each of these efforts pose different sales and marketing challenges, and present different requirements. We cannot be sure that we will achieve the success in these expanded efforts and failure to achieve such success will hinder our growth prospects and strategic outlook.
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
In addition to attracting new customers and retaining existing customers, we seek to expand usage of our platform by broadening adoption by our customers of the various products included within our platform. This includes the products and services we anticipate offering as part of our Intelligence business. We cannot be certain that we will be successful in increasing adoption of additional products by our existing customers. Our ability to increase adoption of our products by our customers and to increase penetration of our existing customers’ locations will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, and our ability to demonstrate the value proposition of our products.
We have a limited operating history in rapidly evolving industries, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our Payments operations have grown significantly in recent periods both organically and through acquisition, and have a limited operating history, particularly at our current scale. Our Intelligence division was established in the fourth quarter of 2024 and has no material activity or operational history to date. These businesses operate in rapidly evolving industries. We have frequently expanded, and plan to continue to expand, our network platform features and services for these businesses and will likely continue to change and develop our pricing methodologies for these products and services. This limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter. These risks and challenges include, but are not limited to, our ability to:
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
•integrate new technologies on our platform, including artificial intelligence tools;
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
Further, because we have limited historical financial data for these business lines relevant to our current scale and because operate in rapidly evolving markets, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition, and results of operations could be adversely affected.
Our growth prospects and strategic outlook depend in part on adoption of the full TriumphPay functionality to conduct end to end integrated payments transactions that create benefit for the other parties to the payment transaction on the platform.
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
Our future Payments and Intelligence revenue will depend in part on our ability to expand the financial technology services we offer to our customers and increase adoption of those services.
We offer our network customers a variety of financial technology products and services, and we intend to make available additional financial technology products and services to our customers in the future. In order to provide these and future financial technology products and services, we may need to establish additional partnerships with third parties, comply with a variety of regulatory requirements, and introduce internal processes and procedures to comply with applicable law and the requirements of our partners, all of which may involve significant cost, require substantial management attention, and expose us to new business and compliance risks. We cannot be sure that our current or future financial technology services will be widely adopted by our customers or that the revenue we derive from such services will justify our investments in developing and introducing these services.
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

We do not have sufficient history with our Payment and Intelligence pricing models to accurately predict optimal pricing strategies necessary to attract new customers and retain existing customers.
We have limited experience with respect to determining the optimal prices for our payments platform and services, as well as the data driven products and services we intend to offer as part of our Intelligence business, and we expect to make further changes to our pricing model from time to time. As the market for our platform matures, or as competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models that we have used historically.
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
Any failure to offer high-quality customer support may adversely affect our relationships with our customers and could adversely affect our business, financial condition, and results of operations.
In deploying and using our network platform, our customers depend on our support team to resolve complex technical and operational issues, including ensuring that our payments platform is implemented in a manner that integrates with a variety of third-party platforms. We also rely on third parties to provide some support services, and our ability to provide effective support is partially dependent on our ability to attract and retain qualified and capable third-party service providers. As we continue to grow our Payments and Intelligence businesses and improve our offerings, we will face challenges related to providing high-quality support services at scale. We may be unable to respond quickly enough to accommodate short-term increases in demand for customer support or to modify the nature, scope, and delivery of our customer support to compete with changes in customer support services provided by our competitors. Increased demand for customer support, without corresponding revenue, could increase costs and adversely affect our operating results. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our reputation and brand, our ability to benefit from referrals by existing customers, our ability to sell our platform to existing and prospective customers, and our business, financial condition, or results of operations.
We are responsible for transmitting a high volume of sensitive information through our network platform, and our success depends upon the security of this platform. Any actual or perceived breach of our system that would result in disclosure of such information could materially impact our business.
We, our customers, our partners, and other third parties, including third-party vendors, and cloud service providers, obtain and process large amounts of sensitive information, including information related to our customers and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this information, and these risks will increase as our business continues to expand to include new products and technologies. Our operations involve the storage, transmission, and processing of our customers’ proprietary information, including contact information, payment information, payment histories, and invoice data. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access information using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, and other deliberate attacks and attempts to gain unauthorized access. In addition, these incidents can originate on our vendors’ websites or systems, which can then be leveraged to access our website or systems, hampering our ability to successfully identify and mitigate the attack. As a result, unauthorized access to, security breaches of, or denial-of-service attacks against our network platform could result in the unauthorized access to or use of, and/or loss of, such data, as well as loss of intellectual property, customer information, employee data, trade secrets, or other confidential or proprietary information.
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
If new or existing customers believe that our platform does not provide adequate security for the storage of personal or sensitive information or its transmission over the Internet, they may not adopt our platform or may choose not to renew their use of our platform, which could harm our business. Additionally, actual, potential, or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Our insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
Further, because data security is a critical competitive factor in our industry, we may make statements in our privacy statements and notices and in our marketing materials describing the security of our network platform, including descriptions of certain security measures we employ or security features embedded within our products. Should any of these statements be untrue, become untrue, or be perceived to be untrue, even if through circumstances beyond our reasonable control, we may face claims, including claims of unfair or deceptive trade practices, brought by the U.S. Federal Trade Commission, state, local, or private litigants.
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
Interruptions or performance problems associated with our network technology and infrastructure may adversely affect our business and operating results.
Our continued growth depends in part on the ability of our existing and potential customers to access our network and payments platform at any time and within an acceptable amount of time. Our platform is proprietary, and we rely on the expertise of members of our engineering, operations, and software development teams for our platform’s continued performance. We have experienced, and may in the future experience, disruptions, outages, and other performance problems related to our platform due to a variety of factors, including infrastructure changes, introductions of new functionality (including functionality that incorporates artificial intelligence tools), human or software errors, delays in scaling our technical infrastructure if we do not maintain enough excess capacity and accurately predict our infrastructure requirements, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial-of-service attacks, human error, actions or inactions attributable to third parties, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism, including by our own employees. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Further, our business and/or network interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of systems failures and similar events.

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
Our success depends upon our ability to continually enhance the performance, reliability, and features of our network platform.
The markets in which we compete are characterized by constant change and innovation, and we expect them to continue to evolve rapidly. Our success has been based on our ability to identify and anticipate the needs of our customers and design and maintain a platform that provides them with the tools they need to operate their businesses successfully. Our ability to attract new customers, retain existing customers, and increase sales to both new and existing customers will depend in large part on our ability to continue to improve and enhance the performance, reliability, and features of our platform. To grow our business, we must develop products and services that reflect the changing nature of transportation logistics software and expand beyond our core functionalities to other areas of managing relationships with our customers, as well as their relationships with their customers. Competitors may introduce new offerings embodying new technologies, or new industry standards and practices could emerge, that render our existing technology, services, website, and mobile applications obsolete. Accordingly, our future success will depend in part on our ability to respond to new product offerings by competitors, technological advances, including automated technologies like artificial intelligence, and emerging industry standards and practices in a cost-effective and timely manner in order to retain existing customers and attract new customers. Furthermore, as the number of our customers with higher transportation volumes increases, so does the need for us to offer increased functionality, scalability, and support, which requires us to devote additional resources to such efforts.
The success of these and any other enhancements to our network platform depends on several factors, including timely completion, adequate quality testing and sufficient demand, and the accuracy of our estimates regarding the total addressable market for new products and/or enhancements and the portion of such total addressable market that we expect to capture for such new products and/or enhancements. Any new product or service that we develop may not be introduced in a timely or cost-effective manner, may contain defects, may not have an adequate total addressable market, or market demand or may not achieve the market acceptance necessary to generate meaningful revenue.
We have scaled our business rapidly, and significant new platform features and services have in the past resulted in, and in the future may continue to result in, operational challenges affecting our business. Developing and launching enhancements to our network platform and new services on our platform may involve significant technical risks and upfront capital investments that may not generate return on investment. For example, we may use new technologies ineffectively, or we may fail to adapt to emerging industry standards. We may experience difficulties with software development that could delay or prevent the development, introduction or implementation of new products and enhancements. Software development involves a significant amount of time, as it can take our developers months to update, code, and test new and upgraded products and integrate them into our platform. The continual improvement and enhancement of our platform requires significant investment, and we may not have the resources to make such investment.
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
We operate in a rapidly changing industry and face complex and constantly evolving regulatory requirements. Accordingly, our risk management strategies may not be fully effective to identify, monitor, and manage all risks that our payment business encounters. In addition, when we introduce new services, focus on expanding relationships with new types of customers, or begin to operate in new markets, we may be less able to forecast risk levels and reserve accurately for potential losses, as a result of fraud or otherwise. If our strategies are not fully effective or we are not successful in identifying and mitigating all risks to which we are or may be exposed, we may suffer uninsured liability or harm to our reputation, or be subject to litigation or regulatory actions, any of which could adversely affect our business, financial condition, and results of operations.
The payments, data and financial technology industries in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be adversely affected.
The overall market for over the road trucking payments software, data analytics and related financial technologies is rapidly evolving and subject to changing technology, shifting customer needs, and frequent introductions of new applications. Our competitors vary in size and in the breadth and scope of the products and services they offer. In addition, there are a number of companies that are not currently direct competitors but that could in the future shift their focus to the transportation industry and offer competing products and services, which could compete directly in our entire customer community or in a certain segment within the transportation industry. There is also a risk that certain of our current customers and business partners could terminate their relationships with us and use the insights they have gained from partnering with us to introduce their own competing products.
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

Additionally, our competitors may be able to respond more quickly and effectively than us to new or changing opportunities, technologies, standards, or customer requirements. With the introduction of new technologies (like automated intelligence tools) and new market entrants, we expect competition to intensify in the future. For example, our competitors may adopt certain of our platform features or may adopt innovations that customers value more highly than ours, which would render our platform less attractive and reduce our ability to differentiate our platform. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, increased churn, reduced customer retention, losses, or the failure of our platform to achieve or maintain more widespread market acceptance. For all of these reasons, we may fail to compete successfully against our current and future competitors. If we fail to compete successfully, our business will be harmed.
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
The initial integration of many of our customers into our network involves significant resource commitments by our customers, particularly those with larger operational scale. Potential customers generally commit significant resources to an evaluation of available services and may require us to expend substantial time, effort, and money educating them as to the value of our services. Our sales and integration cycles may be extended due to our customers’ budgetary constraints or for other reasons. If we are unsuccessful in closing sales after expending significant funds and management resources, or we experience delays or incur greater than anticipated costs, our business, financial condition, and results of operations could be adversely affected.
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
The success our network platform is dependent, in part, upon protecting our intellectual property rights. The steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some provisions in our licenses of our technology to customers and other third parties protecting against unauthorized use, copying, transfer, and disclosure of our products may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand into international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase.
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
Our computer systems and network infrastructure, and those of the third parties on which we are highly dependent, are subject to security risks and could be susceptible to cyberattacks. Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in its computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks.
Cyberattacks could include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, ransomware, or other security breaches, terrorist activities, improper access by employees or vendors, attacks on personal email of employees and could result in the destruction or exfiltration of data and systems. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance protective measures or to investigate and remediate any information security vulnerabilities or incidents. Further, future cyberattacks may not be detected in a timely manner. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate all security breaches, nor ensure that the preventative measures we have implemented will be successful in protecting against the threats we face. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.
Although we have programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity, and availability of our systems, business applications and customer information, we, like other financial services firms, have been and will continue to be the subject of cyberattacks. Such cyberattacks may result in interruptions in service to customers and loss or liability to us, including losses related to misuse of customer data that has been the subject of unauthorized disclosure. Although we do not believe any of such events have resulted in any material losses or other material consequences to date, there can be no guarantee that such losses or consequences will not occur in the future.
Cyberattacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. In the event of cyberattacks impacting our transportation payments business (i.e., Factoring and TriumphPay), such attacks may result in payment diversions or other events that could cause us financial loss, which could be material given the payment volumes of such businesses. Furthermore, the public perception that a cyberattack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom it does business. Unauthorized access of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause us serious negative consequences, including loss of customers and business opportunities, costs associated with maintaining business relationships after an attack or breach; significant business disruption to our operations and business, misappropriation, exposure, or destruction of its confidential information, intellectual property, funds, and/or those of its customers; or damage to our, our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition. In addition, we may not have adequate insurance coverage to compensate for losses from a cybersecurity event.
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
At December 31, 2024, we held no OREO. In the event the amount of OREO should increase due to an increase in defaults on bank loans, our losses and the costs and expenses to maintain the real estate, likewise would increase. Any additional increase in losses and maintenance costs and expenses due to OREO may have a material adverse effect on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses and may reduce our ultimate realization from any OREO sales, which could have an adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2024, approximately $1.328 billion, or 27.5%, of our deposits consisted of interest-bearing demand deposits and money market accounts. Based on past experience, we believe that our deposit accounts are a relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations.
Prior to 2020, our loan portfolio grew at a faster rate than our ability to organically grow transactional deposits in our community banking markets, and we offset that trend in part through acquiring additional banks with excess liquidity. We have recently been more selective with regard to loan growth and expanded our efforts to grow transactional deposits organically. If rapid loan growth were to resume, and we are unable to successfully grow transactional deposits organically or through mergers and acquisitions, we will likely be required to rely on higher cost sources of funding, such as certificates of deposit, to fund continued loan growth, which could have an adverse effect on our business, financial condition and results of operations.

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
We may invest in collateralized loan obligation ("CLO") securities or CLO warehouse financing structures, which may expose us to losses in connection with such investments.
We currently hold investments in certain CLO subordinated notes or preference shares or other CLO securities, and may continue to make such investments in the future. The subordinated notes or preference shares of a CLO are usually entitled to all of the income generated by the CLO after the CLO pays all of the interest due on the debt notes and its expenses. However, there will be little or no income available to the CLO subordinated notes or preference shares if there are defaults on the underlying collateral in excess of certain amounts or if the recoveries on such defaulted collateral are less than certain amounts. Similarly, any investment we make in debt securities of a CLO that are junior to other debt securities of the entity will be payable only in the event that the underlying collateral generates sufficient income to make the interest payments on the securities of the CLO that are senior to any such junior debt instruments. Consequently, the value of any investment we make in the subordinated notes, preference shares or other debt securities of CLOs could decrease substantially depending on the performance of the underlying collateral in such CLO. In addition, the subordinated notes, preference shares and other debt securities of CLOs are generally illiquid, and because they represent a leveraged investment in the CLO’s assets, their value will generally fluctuate more than the values of the underlying collateral. As of December 31, 2024, we had investments with a net carrying amount of $1.9 million in the subordinated notes of three CLOs.
In addition, we have historically, and may in the future, invest in the subordinated notes or preference shares of CLO warehouse financing structures. Such investments will be entitled to all income generated by the underlying investments acquired during the warehouse period after the financing cost from warehouse credit facility is paid, but will bear the first loss incurred on such investments if they decrease in value and the CLO or other investment product is unable to be issued and the warehouse portfolio is liquidated. In such event, the subordinate note or preference share investors in such CLO warehouse would be exposed to losses up to the total amount of such investment if the CLO or other investment product does not close and the underlying investment pool is liquidated for a loss. Such a scenario may become more likely in times of economic distress or when the loans comprising the collateral pool of such warehouse, although still performing, may have declined in market value. Although we generally expect CLO warehouse arrangements to last approximately six to nine months before a CLO is issued, the CLO issuer may not be able to complete the issuance within the expected time frame or at all. We did not hold any CLO warehouse investments as of December 31, 2024.

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
The federal banking regulators have issued final guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2024, we believe that we are operating within the guidelines. However, increases in our commercial real estate lending could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will continue to impact our operations or capital requirements.
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
Holders of our indebtedness and preferred stock have rights that are senior to those of our common stockholders. As of December 31, 2024, we had $69.7 million outstanding in subordinated notes issued by our holding company and $42.4 million outstanding in junior subordinated debentures that are held by statutory trusts which issued trust preferred securities to investors. Our subordinated notes and junior subordinated debentures are senior to our shares of preferred stock and common stock in right of payment of dividends and other distributions. We must be current on interest and principal payments on our indebtedness before any dividends can be paid on our preferred stock or our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our indebtedness must be satisfied before any distributions can be made to our preferred or common stockholders. If certain conditions are met, we have the right to defer interest payments on the junior subordinated debentures (and the related trust preferred securities) at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period, during which time no dividends may be paid to holders of our preferred stock or common stock.
At December 31, 2024 we had issued and outstanding 45,000 shares of 7.125% Series C Fixed-Rate Non-Cumulative Perpetual Preferred Stock, with an aggregate liquidation preference of $45 million (the “Series C Preferred Stock”), which is held by investors in through 1,800,000 depositary shares, each representing a 1/40th ownership interest in a share of the Series C Preferred Stock. Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. We must be current on dividends payable to holders of preferred stock before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.
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
Our corporate governance documents and certain corporate and banking laws applicable to us could make a takeover more difficult.
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
As of December 31, 2024, the carrying value of our investment securities portfolio was as follows:

(Dollars in thousands)
Debt securities - available for sale	$381,561
Debt securities - held to maturity, net	1,876
Equity securities with readily determinable fair values	4,445
Equity securities without readily determinable fair values	81,970
$469,852

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
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2024, we had goodwill of $241.9 million, representing approximately 27% of total equity.
The Company's intangible assets primarily relate to core deposits, customer relationships, and technology assets. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. A triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2024, we had intangible assets of $16.3 million, representing approximately 2% of total equity.
In assessing the potential for realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. We have concluded that, based on the level of positive evidence, it is more likely than not that at December 31, 2024 all but $0.3 million which is recorded as a valuation allowance of the deferred tax asset will be realized. At December 31, 2024, net deferred tax assets were approximately $13.6 million. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations and financial condition.

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
We are party to a lawsuit in the United States Court of Federal Claims seeking a ruling that the United States Postal Service (“USPS”) is obligated to make payment to us with respect to invoices, net of customer reserves, totaling approximately $19.4 million that it separately paid to our customer, a vendor to the USPS who hauls mail pursuant to contracts it has with such entity, in violation of notices provided to the USPS that such payments were to be made directly to us (the “Misdirected Payments”). Although we believe we have valid claims that the USPS is obligated to make payment on such receivable and that the USPS will have the capacity to make such payment, the issues in this litigation are novel issues of law that have little to no precedent and there can be no assurances that a court will agree with our interpretation of the law on these matters. If a court were to rule against us in this litigation, our only recourse would be against our customer, who failed to remit the Misdirected Payments to us as required when received, and who may not have capacity to make such payment to us. Consequently, we could incur losses up to the full amount of the Misdirected Payments in such event, which could be material to our business, financial condition and results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY.
Risk Management and Strategy
We use a variety of processes to assess, identify, manage, and mitigate material risks from cybersecurity threats. Our cybersecurity risk management process has been integrated into the Company’s overall Enterprise Risk Management framework as well as our Internal Audit plan. Our cybersecurity program regularly monitors external and internal threats to assess cybersecurity risk and engages in risk-based remediation. Our program is aligned to the Federal Financial Institutions Examination Council and other applicable industry standards. We conduct regular security awareness training, phishing exercises, and other security awareness programs to keep employees engaged and informed on ways to mitigate cybersecurity risk.
The Company’s Chief Information Security Officer (“CISO”) is primarily responsible for developing, monitoring, and implementing our Information Security Program (the “ISP”) and coordinating with relevant parts of our business. Our program is organized around six key functions: (1) security operations and incident response, (2) security engineering and architecture, (3) threat and vulnerability management, (4) information technology/information security – governance, risk and controls, (5) security awareness and training, and (6) identity and access management.
We engage third-party services to conduct penetration testing as well as other regular evaluations of our security protocols and processes. Additionally, we assess and monitor the cybersecurity controls of third party service providers and partners. Ongoing and regular monitoring of our third parties is also managed through our ISP team’s protocols in partnership with the vendor management, enterprise risk management, and internal audit departments. Cybersecurity incidents are managed as part of our ISP.
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
Governance
The Risk and Compliance Committee of our Board of Directors (the “Board”), in consultation with and regular reporting to our full Board, oversees enterprise technology and its associated risks including cybersecurity. The Board and Risk and Compliance Committee regularly reviews the measures implemented by the Company to identify and mitigate risks from cybersecurity threats on an annual basis. We have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, are reported to the Board and Risk and Compliance Committee in a timely manner.
As noted above, the Company's cybersecurity risk management process is integrated into our overall Enterprise Risk Management framework, which is overseen at the management level by senior leaders of the Company.
Our CISO, who has over twenty-five years of experience managing information security programs across banking and technology companies, is responsible for the Company's ISP and reports to our Chief Information Officer. The CISO receives reports on cybersecurity threats from a number of experienced information security officers responsible for various parts of the business on an ongoing basis and in conjunction with senior management, regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. Our CISO provides quarterly reports and an annual report to the Board and the Risk and Compliance Committee on cybersecurity matters.
ITEM 2. PROPERTIES.
Our corporate office is located at 12700 Park Central Drive, Suite 1700, Dallas, Texas 75251.

TBK Bank operates retail branch networks in three geographic markets, (i) a mid-western division consisting of ten branches in the Quad Cities Metropolitan Area of Iowa and Illinois, together with seven other branches throughout central and northwestern Illinois and one branch in northeastern Illinois, (ii) a western division consisting of thirty-eight branches located throughout Colorado, two branches in far western Kansas and three branches in New Mexico and (iii) a Dallas, Texas division consisting of two locations, one in which we maintain our corporate office facility and a full-service branch and one full-service branch. We lease ten of these offices and own the remaining fifty-three. Our owned offices are freestanding permanent facilities and the leased offices are part of larger retail facilities. Most of TBK Bank’s branches are equipped with automated teller machines (“ATM”) and drive-through facilities.
Factoring operates from a leased facility within a larger business park located in Coppell, Texas as well as leased facilities in El Paso, Texas, Chicago, Illinois and San Diego, California.
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
With respect to administrative or judicial proceedings involving the environment, we have determined that we will disclose any such proceeding if we reasonably believe such proceeding will result in monetary sanctions, exclusive of interest and costs, at or in excess of $1 million.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Common Equity Holders
Our common stock is listed on the NASDAQ Global Select Market under the symbol “TFIN.” At February 7, 2025, there were 23,420,261 shares outstanding and 191 stockholders of record for the Company’s common stock.
Dividends
We have not historically declared or paid cash dividends on our common stock since inception, and we do not intend to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our future earnings will be deployed through share repurchases or retained to support our operations and to finance the growth and development of our business. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including:
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
Performance Graph
The following Performance Graph and related discussion are being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed to be “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201) nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained therein, except to the extent that the Company specifically incorporates it by reference into a filing.

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on December 31, 2019 through December 31, 2024, with the cumulative total return of the NASDAQ Global Select Market Index and the NASDAQ Bank Index for the same period. Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The Performance Graph assumes an initial investment of $100 in the Company’s common stock, the NASDAQ Global Select Market Index and the NASDAQ Bank Index. Historical stock price performance is not necessarily indicative of future stock price performance.

$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Triumph Financial, Inc
Nasdaq Global Select Market Index
Nasdaq Bank Index

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Triumph Financial, Inc.	$100.00	$127.70	$313.20	$128.54	$210.89	$239.03
Nasdaq Global Select Market Index	100.00	143.04	176.11	118.67	172.13	222.62
Nasdaq Bank Index	100.00	89.37	124.84	101.92	95.12	111.03
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
•changes in federal tax law or policy;

•the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations, such as the Dodd-Frank Act and their application by our regulators as well as privacy, cybersecurity, and artificial intelligence regulation and oversight;
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
Overview
We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act, that offers a diversified line of banking, factoring, payments, and intelligence services. Our principal subsidiary is TBK Bank, SSB, a Texas state savings bank and the entity through which we offer substantially all of our products and services. Effective January, 1, 2025, we merged Triumph Financial Services LLC, the entity though which we previously conducted all of our factoring operations, with and into TBK Bank, SSB. As of December 31, 2024, we had consolidated total assets of $5.949 billion, total loans held for investment of $4.547 billion, total deposits of $4.821 billion and total stockholders’ equity of $890.9 million.
We offer traditional banking services, commercial lending product lines focused on businesses that require specialized financial solutions and national lending product lines that further diversify our lending operations. Our banking operations commenced in 2010 and include a branch network developed through organic growth and acquisition, including concentrations the front range of Colorado, the Quad Cities market in Iowa and Illinois and a full service branch in Dallas, Texas. Our traditional banking offerings include a full suite of lending and deposit products and services. These activities are focused on our local market areas and some products are offered on a nationwide basis. They generate a stable source of core deposits and a diverse asset base to support our overall operations. Our asset-based lending and equipment lending products are offered on a nationwide basis and generate attractive returns. Additionally, we offer mortgage warehouse lending and purchase liquid credit lending products on a nationwide basis to provide further asset base diversification and our mortgage warehouse lending generates stable deposits. Our Banking products and services share basic processes and have similar economic characteristics.
In addition to our traditional banking operations, we also operate a factoring business focused primarily on serving the over-the-road trucking industry. This business involves the provision of working capital to the trucking industry through the purchase of invoices generated by small to medium sized trucking fleets ("Carriers") at a discount to provide immediate working capital to such Carriers. In 2024, our factoring business also launched its Factoring as a Service ("FaaS") product. As part of our FaaS product, we offer certain back-office factoring services to the over-the-road transportation industry, enabling our FaaS customers to either supplement their own factoring operations or to offer factoring services to their customers wholly supported by our platform. Our factoring business operates in a highly specialized niche with unique processes and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products described above.

Our payments business, TriumphPay, is a payments network for the over-the-road trucking industry. TriumphPay was originally designed as a platform to manage Carrier payments for third party logistics companies, or 3PLs ("Brokers") and the manufacturers and other businesses that contract directly for the shipment of goods (“Shippers”), with a focus on increasing on-balance sheet factored receivable transactions through the offering of quick pay transactions for Carriers receiving such payments through the TriumphPay platform. During 2021, TriumphPay acquired HubTran, Inc., a software platform that offers workflow solutions for the processing and approval of Carrier Invoices for approval by Brokers or purchase by the factoring businesses providing working capital to Carriers ("Factors"). Following such acquisition, the TriumphPay strategy shifted from a capital-intensive on-balance sheet product with a greater focus on interest income to a network for the trucking industry with an additional focus on fee revenue. TriumphPay connects Brokers, Shippers, Factors and Carriers through forward-thinking solutions that help each party successfully manage the life cycle of invoice presentment for services provided by Carrier through the processing and audit of such invoice to its ultimate payment to the Carrier or the Factor providing working capital to such Carrier. During 2024, we introduced our LoadPay product; a digital bank account developed for Carriers. LoadPay provides a user experience and financial products, including small business checking accounts, tailored to the financial needs of the small trucking companies that are the ultimate payees inside of the TriumphPay network. A key feature of the LoadPay product is our ability to rapidly fund invoices approved for payment through the TriumphPay network or approved for purchase as part of our factoring operations to the LoadPay account without the need for such payments to be processed through traditional payment rails such as ACH transfers. TriumphPay offers supply chain finance to Brokers, allowing them to pay their Carriers faster and drive Carrier loyalty. TriumphPay provides tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. TriumphPay also operates in a highly specialized niche with unique processes and key performance indicators.
Our data intelligence business, which we call Intelligence, was launched at the beginning of the fourth quarter of 2024 to turn the over-the-road trucking data collected through our services into actionable insights for our customers. This launch coincided with our acquisition of Isometric Technologies Inc., a company that provides service and performance scoring and benchmarking capabilities to the over-the-road trucking industry. Data has the ability to drive efficiency, enhance decision-making, and enable Shippers, Brokers, and Carriers to operate more profitably in a very competitive over-the-road trucking market. With our access to data from our TriumphPay network and other sources, we believe we can develop products and services to offer to logistics service providers, allowing them to better plan for peak periods, competitively source freight capacity, and allocate resources efficiently, thus improving their profitability. Going forward, Intelligence will operate in a highly specialized niche with unique processes and key performance indicators.
At December 31, 2024, our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Within such ecosystem, we operate our TriumphPay payments platform, which connects such parties to streamline and optimize the presentment, audit and payment of transportation invoices. We also act as capital provider to the Carrier industry through our factoring subsidiary, Triumph Financial Services. We have begun to offer data services through our Intelligence offerings. Our traditional banking operations provide stable, low cost deposits to support our operations, a diversified lending portfolio to add stability to our balance sheet, and a suite of traditional banking products and services to participants in the for-hire trucking ecosystem to deepen our relationship with such clients.
We have determined our reportable segments are Banking, Factoring, Payments and Intelligence. For the year ended December 31, 2024, our Banking segment generated 60% of our total segment revenue (comprised of interest and noninterest income), our Factoring segment generated 30% of our total segment revenue, our Payments segment generated 10% of our total segment revenue, and our Intelligence segment generated less than 1% of our total segment revenue.
2024 Overview
Net income available to common stockholders for the year ended December 31, 2024 was $12.9 million, or $0.54 per diluted share, compared to net income available to common stockholders for the year ended December 31, 2023 of $37.9 million, or $1.61 per diluted share. For the year ended December 31, 2024, our return on average common equity was 1.53% and our return on average assets was 0.28%.
At December 31, 2024, we had total assets of $5.949 billion, including gross loans of $4.547 billion, compared to $5.347 billion of total assets and $4.163 billion of gross loans at December 31, 2023. Total loans increased $383.9 million during the year ended December 31, 2024. Our Banking loans, which constitute 73% of our total loan portfolio at December 31, 2024, increased from $3.046 billion in aggregate as of December 31, 2023 to $3.340 billion as of December 31, 2024, an increase of 9.6%. Our Factoring factored receivables, which constitute 23% of our total loan portfolio at December 31, 2024, increased from $0.942 billion in aggregate as of December 31, 2023 to $1.033 billion as of December 31, 2024, an increase of 9.7%. Our Payments factored receivables, which constitute 4% of our total loan portfolio at December 31, 2024, decreased from $174.7 million in aggregate as of December 31, 2023 to $171.7 million as of December 31, 2024, a decrease of 1.8%.

At December 31, 2024, we had total liabilities of $5.058 billion, including total deposits of $4.821 billion, compared to $4.483 billion of total liabilities and $3.977 billion of total deposits at December 31, 2023. Deposits increased $843.3 million during the year ended December 31, 2024.
At December 31, 2024, we had total stockholders' equity of $890.9 million. During the year ended December 31, 2024, total stockholders’ equity increased $26.5 million. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 13.06% and 15.23%, respectively, at December 31, 2024.
The total dollar value of invoices purchased by Triumph Financial Services during the year ended December 31, 2024 was $10.370 billion with an average invoice size of $1,786. The transportation average invoice size for the year was $1,750. This compares to invoice purchase volume of $10.837 billion with an average invoice size of $1,862 and average transportation invoice size of $1,810 during the same period a year ago.
TriumphPay processed 24.8 million invoices paying Carriers a total of $27.784 billion during the year ended December 31, 2024. This compares to processed volume of 19.5 million invoices for a total of $21.518 billion during the year ended December 31, 2023.
2024 Items of Note
Isometric Technologies Inc
On December 1, 2024, we acquired Isometric Technologies Inc. ("ISO"), a freight technology company, for $10.0 million in cash. Isometric Technologies provides service and performance scoring and benchmarking capabilities to the over-the-road trucking industry.
For further information on the above transactions see Note 2 – Business Combinations and Divestitures in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Triumph Financial Headquarters Purchase
On March 20, 2024, we purchased a building in Dallas, TX that will be the future headquarters for Triumph Financial. The purchase price, including direct costs, was $54.6 million with approximately $51.7 million allocated to land and building and $2.9 million allocated to lease-related intangibles.
Items related to our July 2020 acquisition of TFS
As disclosed on our SEC Forms 8-K filed on July 8, 2020 and September 23, 2020, we acquired the transportation factoring assets of TFS, a wholly owned subsidiary of Covenant Logistics Group, Inc. ("Covenant"), and subsequently amended the terms of that transaction. There were no material developments related to that transaction that impacted our operating results for the year ended December 31, 2024.
At December 31, 2024, the carrying value of the acquired over-formula advances was $1.4 million, the total reserve on acquired over-formula advances was $1.4 million and the balance of our indemnification asset, the value of the payment that would be due to us from Covenant in the event that these over-advances are charged off, was $0.7 million.

As of December 31, 2024, we carry a separate receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest over-formula advance carrier. The balance of such Misdirected Payments, net of customer reserves, was $19.4 million at December 31, 2024. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We have commenced litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of December 31, 2024. The full amount of such receivable is reflected in non-performing and past due factored receivables as of December 31, 2024 in accordance with our policy. As of December 31, 2024, the entire Misdirected Payments amount was greater than 90 days past due.
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
Accelerated Share Repurchase and Stock Repurchase Program
On February 1, 2023, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $70.0 million of our common stock. The ASR was part of our previously announced plan to repurchase up to $100.0 million of our common stock and was within the remaining amount authorized by our Board of Directors pursuant to such plan. During the three months ended March 31, 2023, we received an initial delivery of 961,373 common shares representing approximately 80% of the expected total to be repurchased. On April 28, 2023, the ASR was completed and we received an additional delivery of 247,954 common shares.
Macroeconomic Considerations
As a business operating in the bank and non-bank financial services industries, our business and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our operations, including lending and deposit services, could be constrained.
During 2022 and the early part of 2023, the U.S. experienced decades-high inflation and a rising interest rate environment not seen in several years. The rate of inflation slowed during the latter part of 2023 and throughout 2024. That said, the impacts of prior inflation and the looming threat of further inflation, whether caused by monetary policy, tariffs, or other factors, could make it more difficult for our borrowers to repay their loans, potentially leading to increased delinquencies, increased volume of loan modifications, and financial losses for the Company. In terms of our borrowers' repayment of loans, we experienced some of these effects during 2023 and 2024, particularly in our commercial real estate and equipment finance portfolios. This resulted in an increase in the volume of loan modifications, including modifications made to troubled borrowers. At current rates, we believe that our borrowers have incentives to work constructively with us toward viable long-term solutions and our approach is to be both proactive and patient with them in an effort to minimize loan losses. Additionally, while interest rates in the macro economy were relatively flat throughout 2024, further increases in such rates could incentivize our depositors to seek higher yielding products, which could result in some deposit run-off, and our ability to retain or grow our deposit base could be hindered by higher market interest rates in the future. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the Company's Asset/Liability Management and Interest Rate Risk. Additionally, increased rates on our borrowers' variable rate loans could lead to increased delinquencies, increased volume of loan modifications, and financial losses for the Company.
The Company did experience the direct impact of inflation and rising costs in the form of higher salaries, general and administrative costs due to wage inflation and price increases throughout the 2023 and 2024. While such impact was softer during 2024 than 2023 and the Company has not yet experienced any material adverse effects, the prolonged impact of a higher interest rate environment and resumed inflation could cause the Company to experience adverse effects on its business, financial condition, results of operations and cash flows that are not possible to predict at December 31, 2024.

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
Given the nature of the Company's operations, supply chain disruptions, whether caused by tariffs, the wildfires in California, or otherwise, do not have a direct impact on the Company; however, such disruptions could make it more difficult for our borrowers to repay their loans, potentially leading to increased delinquencies, increased volume of loan modifications, and financial losses for the Company. We did not experience such adverse effects during the year ended December 31, 2024. Supply chain disruptions most prominently impact our trucking transportation and factoring operations discussed in terms of trucking volume in the following section. While the Company has not yet experienced any material adverse effects, the prolonged impact or increased intensity of supply chain disruptions could cause the Company to experience adverse effects on its business, financial condition, results of operations and cash flows that are not possible to predict at December 31, 2024.
While economic conditions in foreign countries, including impacts related to the war in Ukraine, conflict in the Middle East, and tensions in U.S.-China relations, could affect the stability of global financial markets, which could hinder U.S. economic growth, we did not experience a financial impact due to such conditions during the year ended December 31, 2024. While the Company has not yet experienced any material adverse effects, the prolonged impact of such conflicts, or other global economic events, could cause the Company to experience adverse effects on its business, financial condition, results of operations and cash flows that are not possible to predict at December 31, 2024.
Trucking Transportation and Factoring
The largest driver of changes in revenue at our Factoring segment is fluctuation in the freight markets, particularly in brokered freight, which is priced largely off the spot market (a reflection of real-time balance of carrier supply and shipper demand in the market) and subject to variability in diesel prices. The softness in freight during 2023 was a combination of falling volumes and excess capacity and such softness continued throughout 2024. In recent quarters, average rates per mile have decreased and returned spot rates to levels last seen in 2019. For the spot rate market, the drop was a little higher than the drop in diesel prices over the same period. Throughout much of 2023 and into 2024, spot rates had fallen below the cost per mile to operate for many carriers. As a result, we have observed a number of small and medium-sized trucking companies either leave the market by signing on with larger carriers or electing to sell their fleets or companies and move on to other endeavors, though the pace of these exits has slowed recently. The confluence of these circumstances has resulted in a steady decline in invoice prices and costs of new and used equipment. Such invoice prices and costs of new and used equipment remained consistently below recent years throughout the latter half of 2023 and all of 2024. This has put pressure on the revenue of our Factoring segment as well as our equipment finance borrowers, resulting in increased equipment finance delinquencies and loan modifications. Equipment finance losses have been manageable, but continued softness in the freight markets could cause the Company to experience adverse effects on its business, financial condition, results of operations and cash flows that are not possible to predict at December 31, 2024.
Though the transportation factoring industry continues to fight headwinds due to higher cost of capital and lower average invoices, we have sufficient access to capital, manageable funding costs, and an ability to diversify factoring income. We continue to focus our efforts on technology initiatives to be more efficient, support the enterprise, and enhance our customer experience while delivering various products to strengthen our clients throughout their business lifecycle. Our plan is for managed growth in our factoring segment with a greater emphasis on enhancing efficiency and profitability. These plans may include use of new technology tools, including those that integrate artificial intelligence capabilities.
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
Financial Highlights
The following table shows selected financial data for each of the years in the three year period ended December 31, 2024:

	As of and for the years ended December 31,
(Dollars in thousands, except per share amounts)	2024	2023	2022
Income Statement Data:
Interest income	$422,515	$422,421	$419,239
Interest expense	72,059	54,342	18,747
Net interest income	350,456	368,079	400,492
Credit loss expense (benefit)	18,767	12,203	6,925
Net interest income after provision	331,689	355,876	393,567
Noninterest income	65,414	50,173	84,068
Noninterest expense	376,635	353,234	340,631
Net income before income taxes	20,468	52,815	137,004
Income tax expense	4,378	11,734	34,693
Net income	16,090	41,081	102,311
Dividends on preferred stock	(3,206)	(3,206)	(3,206)
Net income available to common stockholders	$12,884	$37,875	$99,105

Balance Sheet Data:
Total assets	$5,948,975	$5,347,334	$5,333,783
Cash and cash equivalents	330,117	286,635	408,182
Investment securities	387,882	307,109	263,772
Loans held for sale	1,172	1,236	5,641
Loans held for investment, net	4,506,246	4,127,881	4,077,484
Total liabilities	5,058,056	4,482,934	4,444,812
Noninterest-bearing deposits	1,964,457	1,632,022	1,756,680
Interest-bearing deposits	2,856,363	2,345,456	2,414,656
FHLB advances	30,000	255,000	30,000
Subordinated notes	69,662	108,678	107,800
Junior subordinated debentures	42,352	41,740	41,158
Total stockholders’ equity	890,919	864,400	888,971
Preferred stockholders' equity	45,000	45,000	45,000
Common stockholders' equity (1)	845,919	819,400	843,971

	As of and for the years ended December 31,
	2024	2023	2022
Per Share Data:
Basic earnings per common share	$0.55	$1.63	$4.06
Diluted earnings per common share	$0.54	$1.61	$3.96
Book value per share	$36.16	$35.16	$35.09
Tangible book value per share (1)	$25.13	$24.12	$24.04
Shares outstanding end of period	23,391,411	23,302,414	24,053,585
Weighted average shares outstanding - basic	23,286,675	23,208,086	24,393,954
Weighted average shares outstanding - diluted	23,779,392	23,562,377	25,023,568

Performance ratios:
Return on average assets	0.28%	0.76%	1.79%
Return on average total equity	1.81%	4.80%	11.46%
Return on average common equity	1.53%	4.67%	11.69%
Return on average tangible common equity (1)	2.20%	6.91%	17.16%
Yield on loans(2)	8.87%	9.20%	8.88%
Cost of interest -bearing deposits	2.18%	1.37%	0.38%
Cost of total deposits	1.25%	0.83%	0.22%
Cost of total funds	1.51%	1.21%	0.39%
Net interest margin(2)	6.95%	7.67%	7.82%
Net noninterest expense to average assets	5.43%	5.58%	4.48%

Asset Quality ratios(3):
Past due to total loans	3.27%	2.00%	2.53%
Nonperforming loans to total loans	2.49%	1.65%	1.17%
Nonperforming assets to total assets	2.02%	1.42%	1.02%
ACL to nonperforming loans	35.93%	51.15%	88.76%
ACL to total loans	0.90%	0.85%	1.04%
Net charge-offs to average loans	0.31%	0.47%	0.14%

Capital ratios:
Tier 1 capital to average assets	12.03%	12.64%	13.00%
Tier 1 capital to risk-weighted assets	13.06%	13.74%	14.57%
Common equity Tier 1 capital to risk-weighted assets	11.40%	11.94%	12.73%
Total capital to risk-weighted assets	15.23%	16.75%	17.66%
Total stockholders' equity to total assets	14.98%	16.17%	16.67%
Tangible common stockholders' equity ratio (1)	10.33%	11.04%	11.41%
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
(2)Performance ratios include discount accretion on purchased loans for the periods presented as follows:

	For the years ended December 31,
(Dollars in thousands)	2024	2023	2022
Loan discount accretion	$2,764	$5,242	$8,643
(3)Asset quality ratios exclude loans held for sale.
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

	As of and for the years ended December 31,
(Dollars in thousands, except per share amounts)	2024	2023	2022
Total stockholders' equity	$890,919	$864,400	$888,971
Preferred stock liquidation preference	(45,000)	(45,000)	(45,000)
Total common stockholders' equity	845,919	819,400	843,971
Goodwill and other intangibles	(258,208)	(257,355)	(265,767)
Tangible common stockholders' equity	$587,711	$562,045	$578,204
Common shares outstanding	23,391,411	23,302,414	24,053,585
Tangible book value per share	$25.13	$24.12	$24.04

Total assets at end of period	$5,948,975	$5,347,334	$5,333,783
Goodwill and other intangibles	(258,208)	(257,355)	(265,767)
Total tangible assets at end of period	5,690,767	5,089,979	5,068,016
Tangible common stockholders' equity ratio	10.33%	11.04%	11.41%

Average total stockholders' equity	$886,900	$855,488	$892,978
Average preferred stock liquidation preference	(45,000)	(45,000)	(45,000)
Average total common stockholders' equity	841,900	810,488	847,978
Average goodwill and other intangibles	(254,924)	(262,552)	(270,306)
Average tangible common equity	$586,976	$547,936	$577,672

Net income available to common stockholders	$12,884	$37,875	$99,105
Average tangible common equity	586,976	547,936	577,672
Return on average tangible common equity	2.19%	6.91%	17.16%

Net noninterest expense to average assets ratio:
Noninterest expenses	$376,635	$353,234	$340,631
Noninterest income	65,414	50,173	84,068
Net noninterest expenses	$311,221	$303,061	$256,563
Average total assets	$5,733,069	$5,431,276	$5,730,592
Net noninterest expense to average assets ratio	5.43%	5.58%	4.48%
Results of Operations
For discussion of the results of operations for the year ended December 31, 2023 compared with the year ended December 31, 2022, see Triumph Financial’s 2023 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 13, 2024.

Fiscal year ended December 31, 2024 compared with year ended December 31, 2023
Net Income
We earned net income of $16.1 million for the year ended December 31, 2024 compared to $41.1 million for the year ended December 31, 2023, a decrease of $25.0 million.

	For the Years Ended December 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Interest income	$422,515	$422,421	$94	—%
Interest expense	72,059	54,342	17,717	32.6%
Net interest income	350,456	368,079	(17,623)	(4.8)%
Credit loss expense (benefit)	18,767	12,203	6,564	53.8%
Net interest income after credit loss expense (benefit)	331,689	355,876	(24,187)	(6.8)%
Noninterest income	65,414	50,173	15,241	30.4%
Noninterest expense	376,635	353,234	23,401	6.6%
Net income (loss) before income taxes	20,468	52,815	(32,347)	(61.2)%
Income tax expense (benefit)	4,378	11,734	(7,356)	(62.7)%
Net income (loss)	$16,090	$41,081	$(24,991)	(60.8)%
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
The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities:

	For the years ended December 31,
	2024			2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Cash and cash equivalents	$456,821	$24,244	5.31%	$242,125	$12,561	5.19%	$341,433	$6,413	1.88%
Taxable securities	361,318	23,468	6.50%	305,554	19,582	6.41%	207,791	7,822	3.76%
Tax-exempt securities	3,191	88	2.76%	8,228	213	2.59%	14,200	365	2.57%
FHLB and other restricted stock	10,711	998	9.32%	16,871	1,030	6.11%	8,709	258	2.96%
Loans (1)	4,211,829	373,717	8.87%	4,228,423	389,035	9.20%	4,552,452	404,381	8.88%
Total interest-earning assets	5,043,870	422,515	8.38%	4,801,201	422,421	8.80%	5,124,585	419,239	8.18%
Noninterest-earning assets:
Cash and cash equivalents	77,900			85,118			98,400
Other noninterest-earning assets	611,299			544,957			507,607
Total assets	$5,733,069			$5,431,276			$5,730,592
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	726,957	3,820	0.53%	796,465	2,947	0.37%	865,113	2,332	0.27%
Individual retirement accounts	48,529	645	1.33%	58,752	469	0.80%	78,162	401	0.51%
Money market	588,475	16,259	2.76%	524,247	8,929	1.70%	529,266	1,513	0.29%
Savings	533,897	5,883	1.10%	543,311	2,694	0.50%	534,057	883	0.17%
Certificates of deposit	251,069	7,307	2.91%	285,925	4,446	1.55%	446,749	2,441	0.55%
Brokered time deposits	407,324	20,978	5.15%	289,183	14,398	4.98%	106,580	1,783	1.67%
Other brokered deposits	25,139	1,343	5.34%	8,083	435	5.38%	70,768	685	0.97%
Total interest-bearing deposits	2,581,390	56,235	2.18%	2,505,966	34,318	1.37%	2,630,695	10,038	0.38%
Federal Home Loan Bank advances	120,369	6,477	5.38%	194,795	10,322	5.30%	69,658	831	1.19%
Subordinated notes	105,149	4,700	4.47%	108,229	5,253	4.85%	107,369	5,212	4.85%
Junior subordinated debentures	42,032	4,647	11.06%	41,449	4,449	10.73%	40,877	2,662	6.51%
Other borrowings	4	—	—%	724	—	—%	7,374	4	0.05%
Total interest-bearing liabilities	2,848,944	72,059	2.53%	2,851,163	54,342	1.91%	2,855,973	18,747	0.66%
Noninterest-bearing liabilities and equity:
Noninterest-bearing demand deposits	1,911,707			1,645,247			1,895,001
Other liabilities	85,518			79,378			86,640
Total equity	886,900			855,488			892,978
Total liabilities and equity	$5,733,069			$5,431,276			$5,730,592
Net interest income		$350,456			$368,079			$400,492
Interest spread (2)			5.85%			6.89%			7.52%
Net interest margin (3)			6.95%			7.67%			7.82%
1.Balance totals include respective nonaccrual assets.
2.Net interest spread is the yield on average interest-earning assets less the rate on interest-bearing liabilities.
3.Net interest margin is the ratio of net interest income to average interest-earning assets.

The following table presents loan yields earned on our loan portfolios:

	For the Years Ended December 31,
(Dollars in thousands)	2024			2023			2022
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Banking	$3,035,535	$213,831	7.04%	$3,050,632	$228,428	7.49%	$2,941,616	$181,188	6.16%
Factoring	1,001,943	137,718	13.75%	1,042,227	144,217	13.84%	1,469,446	207,114	14.09%
Payments	174,351	22,168	12.71%	135,564	16,390	12.09%	141,390	16,079	11.37%
Total loans	$4,211,829	$373,717	8.87%	$4,228,423	$389,035	9.20%	$4,552,452	$404,381	8.88%
We earned net interest income of $350.5 million for the year ended December 31, 2024 compared to $368.1 million for the year ended December 31, 2023, a decrease of $17.6 million, or 4.8%, primarily driven by the following factors.
Interest income increased $0.1 million, or 0.0%, and was relatively flat due to the following items. Yields across all of our broad interest earning asset categories increased with the exception of loans. We experienced an increase in total average interest earning assets of $242.7 million, or 5.1%, including increases of $214.7 million and $55.8 million of cash and cash equivalents and taxable securities, respectively. That said, we experienced a decrease in average total loans of $16.6 million, or 0.4%. The average balance of our higher yielding Factoring factored receivables decreased $40.3 million, or 3.9%, and we experienced an increase in average Payments factored receivables. The decrease in average Factoring factored receivables and the increase in average Payments factored receivables was impacted by our decision to move supply chain financing receivables from our Factoring segment to our Payments segment at the end of the second quarter 2023. Average Banking loans increased $15.1 million, or 0.5%, due to increases in the average balances of commercial real estate and construction and development loans, partially offset by decreases in commercial and mortgage warehouse loans. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $739.4 million for the year ended December 31, 2024 compared to $763.6 million for the year ended December 31, 2023. A component of interest income consists of discount accretion on acquired loan portfolios and acquired liquid credit loans. We recognized discount accretion on purchased loans of $2.8 million and $5.2 million for the years ended December 31, 2024 and 2023, respectively.
Interest expense increased $17.7 million, or 32.6%, due to increased average rates on interest bearing liabilities discussed below. The increase in interest expense was partially offset by a decrease in average interest bearing liabilities of $2.2 million, or 0.1%; however, average total interest bearing deposits increased $75.4 million, or 3.0%, including an increased average balance of higher-cost brokered time deposits. Average noninterest bearing demand deposits decreased $266.5 million.
Net interest margin decreased to 6.95% for the year ended December 31, 2024 from 7.67% for the year ended December 31, 2023, a decrease of 72 basis points, or 9.4%.
The decrease in our net interest margin was primarily driven by an increase in our average cost of interest bearing liabilities of 62 basis points. This increase in average cost was caused by generally higher interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.
The decrease in our net interest margin was impacted by a decrease in yield on our interest earning assets of 42 basis points to 8.38% for the year ended December 31, 2024. This decrease was primarily driven by lower yields on loans, which decreased 33 basis points to 8.87% for the same period. Factoring yield was relatively flat period over period, but average Factoring factored receivables as a percentage of the total loan portfolio decreased slightly, which had a downward impact on total loan yield. Our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, were flat as a percentage of the overall factoring portfolio to 97% at December 31, 2024 compared to 97% at December 31, 2023. Banking yield decreased slightly and Payments yield increased slightly period over period. Non-loan yields increased period over period.
Our mortgage warehouse business has nearly self-funded for several quarters due to the servicing deposits of its customers. The average balance of such deposits was $587.6 million for the year ended December 31, 2024. These deposits are noninterest bearing deposits on our balance sheet. Despite their classification, many of these deposits are not truly free of cost as our clients are compensated for these balances in the form of an earnings interest rebate rather than deposit interest. As a result, such noninterest bearing deposits decrease our loan yield rather than increase our deposit rates. It is important to note that our net interest margin is not affected by this arrangement. During the year ended December 31, 2024, these deposits decreased our overall yield on loans by 60 bps and our overall cost of deposits and cost of funds would have been 56 bps and 53 bps higher, respectively.

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

	Years Ended
	December 31, 2024 vs. 2023			December 31, 2023 vs. 2022
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-earning assets:
Cash and cash equivalents	$289	$11,394	$11,683	$11,300	$(5,152)	$6,148
Taxable securities	264	3,622	3,886	5,495	6,265	11,760
Tax-exempt securities	14	(139)	(125)	3	(155)	(152)
FHLB stock	542	(574)	(32)	274	498	772
Loans	(13,846)	(1,472)	(15,318)	14,466	(29,812)	(15,346)
Total interest income	(12,737)	12,831	94	31,538	(28,356)	3,182
Interest-bearing liabilities:
Interest-bearing demand	1,238	(365)	873	869	(254)	615
Individual retirement accounts	312	(136)	176	223	(155)	68
Money market	5,555	1,775	7,330	7,501	(85)	7,416
Savings	3,293	(104)	3,189	1,765	46	1,811
Certificates of deposit	3,875	(1,014)	2,861	4,506	(2,501)	2,005
Brokered time deposits	496	6,084	6,580	3,523	9,092	12,615
Other brokered deposits	(3)	911	908	3,123	(3,373)	(250)
Total interest-bearing deposits	14,766	7,151	21,917	21,510	2,770	24,280
Federal Home Loan Bank advances	160	(4,005)	(3,845)	2,860	6,631	9,491
Subordinated notes	(415)	(138)	(553)	(1)	42	41
Junior subordinated debentures	134	64	198	1,726	61	1,787
Other borrowings	—	—	—	(4)	—	(4)
Total interest expense	14,645	3,072	17,717	26,091	9,504	35,595
Change in net interest income	$(27,382)	$9,759	$(17,623)	$5,447	$(37,860)	$(32,413)
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
The following table presents the major categories of credit loss expense (benefit):

	December 31,			2024 Compared to 2023		2023 Compared to 2022
(Dollars in thousands)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Credit loss expense (benefit) on:
Loans	$18,603	$12,226	$7,039	$6,377	52.2%	$5,187	73.7%
Off balance sheet credit exposures	(137)	(769)	(476)	632	82.2%	(293)	(61.6)%
Held to maturity securities	301	746	362	(445)	(59.7)%	384	106.1%
Available for sale securities	—	—	—	—	—%	—	—%
Total credit loss expense (benefit)	$18,767	$12,203	$6,925	$6,564	53.8%	$5,278	76.2%

Regarding available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At December 31, 2024 and 2023, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the years ended December 31, 2024 and 2023.
The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At December 31, 2024 and 2023, the Company’s held to maturity ("HTM") securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At December 31, 2024 and 2023, the Company carried $5.4 million and $6.2 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $3.5 million at December 31, 2024 and $3.2 million at December 31, 2023 and we recognized credit loss expense of $0.3 million and $0.7 million during the years ended December 31, 2024 and 2023, respectively. None of the overcollateralization triggers tied to the CLO securities were tripped as of December 31, 2024. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $40.7 million as of December 31, 2024, compared to $35.2 million as of December 31, 2023, representing an ACL to total loans ratio of 0.90% and 0.85% respectively.
Our credit loss expense on loans increased $6.4 million, or 52.2%, for the year ended December 31, 2024 compared to the year ended December 31, 2023.
During the year ended December 31, 2023, new adverse developments with one of the two remaining Over-Formula Advance clients caused us to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $3.3 million; however, this net charge-off had no impact on credit loss expense as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed us for $1.7 million of this charge-off. We continue to reserve the full balance of the Over-Formula Advance clients at December 31, 2024 which totals $1.4 million.
The increase in credit loss expense was primarily driven by changes in required specific reserves. Such specific reserves increased $2.4 million during the year ended December 31, 2024 compared to a decrease of $7.2 million during the same period a year ago. Changes to projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods to calculate expected losses resulted in credit loss expense of $3.2 million during the year ended December 31, 2024 compared to credit loss expense of $2.0 million during the same period a year ago.
The increase in credit loss expense was partially offset by net charge-off activity during the period. Net charge-offs during the year ended December 31, 2024 were $13.1 million compared to $19.8 million during the same period a year ago. Approximately $3.0 million of the $13.1 million net charge-offs for the year ended December 31, 2024 were reserved in a prior period while approximately $8.5 million of the $19.8 million net charge-offs for the year ended December 31, 2023 were reserved in a prior period. Such prior period reserves are included in the discussion of changes in specific reserves above.
Changes in volume and mix of the loan portfolio drove an increase in credit loss expense period over period. Such changes resulted in a benefit to credit loss expense of $0.1 million during the year ended December 31, 2024 compared to a benefit of $2.3 million expense during the same period a year ago.

Credit loss expense for off balance sheet credit exposures increased $0.6 million, primarily due to the changes in the assumptions used to project the loss rates previously discussed as well as changes in the underlying exposures.

Noninterest Income
The following table presents the major categories of noninterest income:

	Year ended December 31,			2024 Compared to 2023		2023 Compared to 2022
(Dollars in thousands)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Service charges on deposits	$7,084	$7,001	$6,844	$83	1.2%	$157	2.3%
Card income	8,036	8,181	8,150	(145)	(1.8)%	31	0.4%
Net gains (losses) on sale or call of securities	(1)	102	2,512	(103)	(101.0)%	(2,410)	(95.9%)
Net gains (losses) on sale of loans	178	119	18,228	59	49.6%	(18,109)	(99.3)%
Fee income	35,377	30,245	24,222	5,132	17.0%	6,023	24.9%
Insurance commissions	5,883	5,028	5,145	855	17.0%	(117)	(2.3)%
Other	8,857	(503)	18,967	9,360	1,860.8%	(19,470)	(102.7%)
Total noninterest income	$65,414	$50,173	$84,068	$15,241	30.4%	$(33,895)	(40.3%)
Noninterest income increased $15.2 million, or 30.4%. Changes in selected components of noninterest income in the above table are discussed below.
•Fee income. Fee income increased $5.1 million, or 17.0% primarily due to a $5.9 million increase in fee income earned by TriumphPay during the year ended December 31, 2024 compared to the same period a year ago. There were no other significant changes within the components of fee income.
•Insurance commissions. Insurance commissions increased $0.9 million, or 17.0%, due to higher volumes of processed policies.
•Other. Other noninterest income increased $9.4 million, primarily due to a gain on our revenue share asset of $1.3 million during the year ended December 31, 2024 compared to a loss of $1.7 million during the same period a year ago. We also recognized $4.0 million of rental income on the building we acquired during
March of 2024. Further, we recognized a $0.5 million gain on equity security activity during the year ended December 31, 2024 compared to a gain of $0.1 million during the same period a year ago. There were no other significant changes within the components of other income.
Noninterest Expense
The following table presents the major categories of noninterest expense:

	Year ended December 31,			2024 Compared to 2023		2023 Compared to 2022
(Dollars in thousands)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$219,580	$210,607	$201,487	$8,973	4.3%	$9,120	4.5%
Occupancy, furniture and equipment	33,014	28,885	26,774	4,129	14.3%	2,111	7.9%
FDIC insurance and other regulatory assessments	2,717	2,624	1,815	93	3.5%	809	44.6%
Professional fees	17,839	13,177	15,644	4,662	35.4%	(2,467)	(15.8)%
Amortization of intangible assets	11,992	11,454	11,922	538	4.7%	(468)	(3.9)%
Advertising and promotion	6,183	6,740	7,760	(557)	(8.3)%	(1,020)	(13.1)%
Communications and technology	50,922	45,679	42,083	5,243	11.5%	3,596	8.5%
Software amortization	5,846	4,453	4,063	1,393	31.3%	390	9.6%
Travel and entertainment	5,428	6,106	5,751	(678)	(11.1)%	355	6.2%
Other	23,114	23,509	23,332	(395)	(1.7)%	177	0.8%
Total noninterest expense	$376,635	$353,234	$340,631	$23,401	6.6%	$12,603	3.7%
Noninterest expense increased $23.4 million, or 6.6%. Details of the more significant changes in the various components of noninterest expense are further discussed below.

•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $9.0 million, or 4.3%. Employee salaries increased $6.2 million while payroll taxes decreased $0.2 million period over period. Bonus expense increased $0.2 million period over period. The size of our workforce increased period over period primarily due to organic growth within the Company. Our average full-time equivalent employees were 1,542.1 and 1,471.5 for the years ended December 31, 2024 and 2023, respectively. Employee benefits expense such as 401(k) matching, employee insurance, and stock based compensation paid to employees increased $4.4 million. These increases were partially offset by a decrease in temporary labor expense of $0.1 million and a decrease in commissions expense of $1.6 million period over period.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $4.1 million, or 14.3%, primarily due to $2.9 million of expense related to the building we acquired during March of 2024. The additional increase is driven by growth in our operations period over period.
•Professional Fees. Professional fees, which are primarily comprised of external audit, tax, consulting, and legal fees, increased $4.7 million, or 35.4%, primarily due to a $3.8 million increase in legal and consulting fees period over period.
•Amortization of intangible assets. Amortization of intangible assets increased $0.5 million, or 4.7%, primarily due to additional amortization resulting from the intangible assets related to the building we acquired during March of 2024.
•Advertising and promotion. Advertising and promotion expenses decreased $0.6 million, or 8.3%, due to decreased advertising activity period over period.
•Communications and Technology. Communications and technology expenses increased $5.2 million, or 11.5%, primarily as a result of increased spending on IT infrastructure, information security, and initiatives designed to develop efficiency in our IT operations.
•Software amortization. Software amortization expense increased $1.4 million, or 31.3%, primarily due to additional software assets coming on line during 2024.
•Travel and entertainment. Travel and entertainment expenses decreased $0.7 million, or 11.1%, primarily due to decreased travel period over period.
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
Income tax expense decreased $7.4 million, or 62.7%, from $11.7 million for the year ended December 31, 2023 to $4.4 million for the year ended December 31, 2024. The decrease in income tax expense period over period was commensurate with a decrease in our pretax net income and also driven by a decrease in our effective tax rate. The effective tax rate was 21% and 22% for the years ended December 31, 2024 and 2023, respectively. The effective tax rate for the year ended December 31, 2024 was impacted by an adjustment to our disallowance related to highly compensated individuals as well as a research and development tax credit recognized during the period. The effective tax rate for the year ended December 31, 2023 was impacted by a performance based performance stock units windfall that was recorded during the period as those related shares vested during the period.

Operating Segment Results
Our reportable segments are Banking, Factoring, Payments, and Intelligence, which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the operations of TBK Bank. Our Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Factoring segment includes the operations of Triumph Financial Services with revenue derived from factoring services. The Payments segment includes the operations of TBK Bank's TriumphPay division, which provides a presentment, audit, and payment solution to Shipper, Broker, and Factor clients in the trucking industry. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of both invoices where we offer a Carrier a quickpay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and from offering Brokers the ability to settle their invoices with us on an extended term following our payment to their Carriers as an additional liquidity option for such Brokers. Our data intelligence segment was launched at the beginning of the fourth quarter of 2024 to turn the over-the-road trucking data collected through our services into actionable insights for our customers. This launch coincided with our acquisition of Isometric Technologies Inc. that provides service and performance scoring and benchmarking capabilities to the over-the-road trucking industry. The revenue for Intelligence offerings is derived through access and subscription fees, as well as seat licenses where applicable. Prior to the fourth quarter of 2024, there were no individuals allocated specifically to our data intelligence segment and an explicit data intelligence segment did not exist. Therefore, revision of prior period segment operating results is not applicable.
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
Expenses that are directly attributable to the Company's Banking, Factoring, Payments, and Intelligence segments such as, but not limited to, occupancy, salaries and benefits to employees that are fully dedicated to the segment, and certain technology costs that can be attributed to specific users or functional areas within the segment are allocated as such. The Company continues to make considerable investments in shared services that benefit the entire organization and these expenses are allocated to the Corporate and Other category. The Company allocates such expenses to the Corporate and Other category in order for the Company's chief operating decision maker and investors to have clear visibility into the operating performance of each reportable segment.
We allocate intersegment interest expense to the Factoring and Payments segments based on one-month term SOFR for their funding needs. When the Payments segment is self-funded, with customer deposit funding in excess of its factored receivables, intersegment interest income is allocated based on the Federal Funds effective rate. Management believes that such intersegment interest allocations appropriately reflect the current interest rate environment and the relatively quick turn of the underlying receivables.
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
Transactions between segments consist primarily of borrowed funds, payment network fees, and servicing fees. Intersegment interest expense is allocated to the Factoring and Payments segments as described above. Beginning January 1, 2023, payment network fees are paid by the Factoring segment to the Payments segment for use of the payments network. Beginning prospectively on June 1, 2023, factoring transactions with freight broker clients were transferred from our Factoring segment to our Payments segment to align with TriumphPay's supply chain finance product offerings. Servicing fees are paid by the Payments segment to the Factoring segment for servicing such product. Beginning prospectively on January 1, 2024, the Factoring and Payments segments began paying fees to our Banking segment for the Banking segment's execution of various banking services that benefit those segments. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned to it with various shared service costs such as human resources, accounting, finance, risk management and information technology expense assigned to the Corporate and Other category if they are not directly attributable to a segment. Other segment expense consists of various loan and card related expenses and other insignificant miscellaneous costs not specifically reviewed by the Company's chief operating decision maker. Taxes are paid on a consolidated basis and are not allocated for segment purposes.

The following tables present our primary operating results for our operating segments:

(Dollars in thousands)					Total	Corporate
Year Ended December 31, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$262,326	$137,718	$22,168	$—	$422,212	$303	$422,515
Intersegment interest allocations	26,416	(35,886)	9,470	—	—	—	—
Total interest expense	62,712	—	—	—	62,712	9,347	72,059
Net interest income (expense)	226,030	101,832	31,638	—	359,500	(9,044)	350,456
Credit loss expense (benefit)	13,636	4,773	57	—	18,466	301	18,767
Net interest income after credit loss expense	212,394	97,059	31,581	—	341,034	(9,345)	331,689
Noninterest income	28,167	8,683	24,080	184	61,114	4,300	65,414
Noninterest expense:
Salaries and employee benefits	66,476	49,885	36,160	1,457	153,978	65,602	219,580
Depreciation	6,850	2,099	1,003	4	9,956	5,554	15,510
Other occupancy, furniture and equipment	8,801	2,138	649	3	11,591	5,913	17,504
FDIC insurance and other regulatory assessments	2,717	—	—	—	2,717	—	2,717
Professional fees	4,285	5,333	2,338	328	12,284	5,555	17,839
Amortization of intangible assets	2,372	1,490	6,763	—	10,625	1,367	11,992
Advertising and promotion	2,033	873	1,479	2	4,387	1,796	6,183
Communications and technology	20,853	10,131	9,440	42	40,466	10,456	50,922
Software amortization	194	2,277	2,899	1	5,371	475	5,846
Travel and entertainment	995	829	1,659	36	3,519	1,909	5,428
Other	10,979	3,588	3,583	7	18,157	4,957	23,114
Total noninterest expense	126,555	78,643	65,973	1,880	273,051	103,584	376,635
Net intersegment noninterest income (expense)(2)	535	1,628	(2,163)	—	—	—	—
Net income (loss) before income tax expense	$114,541	$28,727	$(12,475)	$(1,696)	$129,097	$(108,629)	$20,468

(Dollars in thousands)					Total	Corporate
Year Ended December 31, 2023	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$261,639	$144,217	$16,390	$—	$422,246	$175	$422,421
Intersegment interest allocations	31,450	(38,157)	6,707	—	—	—	—
Total interest expense	44,640	—	—	—	44,640	9,702	54,342
Net interest income (expense)	248,449	106,060	23,097	—	377,606	(9,527)	368,079
Credit loss expense (benefit)	8,498	2,900	60	—	11,458	745	12,203
Net interest income after credit loss expense	239,951	103,160	23,037	—	366,148	(10,272)	355,876
Noninterest income	23,964	7,829	18,087	—	49,880	293	50,173
Noninterest expense:
Salaries and employee benefits	71,050	49,873	35,089	—	156,012	54,595	210,607
Depreciation	6,817	2,040	648	—	9,505	4,296	13,801
Other occupancy, furniture and equipment	8,592	2,219	681	—	11,492	3,592	15,084
FDIC insurance and other regulatory assessments	2,624	—	—	—	2,624	—	2,624
Professional fees	2,611	3,130	2,448	—	8,189	4,988	13,177
Amortization of intangible assets	2,950	1,821	6,683	—	11,454	—	11,454
Advertising and promotion	2,614	1,046	1,311	—	4,971	1,769	6,740
Communications and technology	17,524	11,289	7,992	—	36,805	8,874	45,679
Software amortization	169	3,060	965	—	4,194	259	4,453
Travel and entertainment	1,263	909	2,479	—	4,651	1,455	6,106
Other	11,499	4,225	3,399	—	19,123	4,386	23,509
Total noninterest expense	127,713	79,612	61,695	—	269,020	84,214	353,234
Net intersegment noninterest income (expense)(2)	—	123	(123)	—	—	—	—
Net income (loss) before income tax expense	$136,202	$31,500	$(20,694)	$—	$147,008	$(94,193)	$52,815

(Dollars in thousands)					Total	Corporate
Year Ended December 31, 2022	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$195,871	$207,114	$16,079	$—	$419,064	$175	$419,239
Intersegment interest allocations	19,912	(19,382)	(530)	—	—	—	—
Total interest expense	10,874	—	—	—	10,874	7,873	18,747
Net interest income (expense)	204,909	187,732	15,549	—	408,190	(7,698)	400,492
Credit loss expense (benefit)	2,753	2,895	218	—	5,866	1,059	6,925
Net interest income after credit loss expense	202,156	184,837	15,331	—	402,324	(8,757)	393,567
Noninterest income	40,984	22,272	20,620	—	83,876	192	84,068
Noninterest expense:
Salaries and employee benefits	69,133	55,593	37,676	—	162,402	39,085	201,487
Depreciation	6,725	2,647	19	—	9,391	3,911	13,302
Other occupancy, furniture and equipment	8,688	1,893	633	—	11,214	2,258	13,472
FDIC insurance and other regulatory assessments	1,815	—	—	—	1,815	—	1,815
Professional fees	2,585	3,779	4,537	—	10,901	4,743	15,644
Amortization of intangible assets	3,761	2,293	5,868	—	11,922	—	11,922
Advertising and promotion	3,345	1,290	1,626	—	6,261	1,499	7,760
Communications and technology	14,015	14,903	6,600	—	35,518	6,565	42,083
Software amortization	264	2,832	490	—	3,586	477	4,063
Travel and entertainment	1,687	833	1,900	—	4,420	1,331	5,751
Other	9,898	5,610	3,882	—	19,390	3,942	23,332
Total noninterest expense	121,916	91,673	63,231	—	276,820	63,811	340,631
Net intersegment noninterest income (expense)	—	—	—	—	—	—	—
Net income (loss) before income tax expense	$121,224	$115,436	$(27,280)	$—	$209,380	$(72,376)	$137,004
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
(2) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Year Ended December 31, 2024
Factoring revenue received from Payments	$—	$3,228	$(3,228)
Payments revenue received from Factoring	—	(1,174)	1,174
Banking revenue received from Payments and Factoring	535	(426)	(109)
Net intersegment noninterest income (expense)	$535	$1,628	$(2,163)

Year Ended December 31, 2023
Factoring revenue received from Payments	$—	$1,190	$(1,190)
Payments revenue received from Factoring	—	(1,067)	1,067
Banking revenue received from Payments and Factoring	—	—	—
Net intersegment noninterest income (expense)	$—	$123	$(123)

Year Ended December 31, 2022
Factoring revenue received from Payments	$—	$—	$—
Payments revenue received from Factoring	—	—	—
Banking revenue received from Payments and Factoring	—	—	—
Net intersegment noninterest income (expense)	$—	$—	$—

(Dollars in thousands)					Total	Corporate
December 31, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$5,443,452	$1,186,342	$590,063	$10,099	$7,229,956	$1,119,825	$(2,400,806)	$5,948,975
Gross loans	$3,944,146	$1,034,992	$171,668	$—	$5,150,806	$—	$(603,846)	$4,546,960

(Dollars in thousands)					Total	Corporate
December 31, 2023	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$4,918,527	$1,077,367	$546,985	$—	$6,542,879	$1,056,646	$(2,252,191)	$5,347,334
Gross loans	$3,595,527	$941,926	$174,728	$—	$4,712,181	$—	$(549,081)	$4,163,100
Banking

(Dollars in thousands)	Years Ended December 31,			2024 Compared to 2023		2023 Compared to 2022
Banking	2024	2023	2022	$ Change	% Change	$ Change	% Change
Total interest income	$262,326	$261,639	$195,871	$687	0.3%	$65,768	33.6%
Intersegment interest allocations	26,416	31,450	19,912	(5,034)	(16.0%)	11,538	57.9%
Total interest expense	62,712	44,640	10,874	18,072	40.5%	33,766	310.5%
Net interest income (expense)	226,030	248,449	204,909	(22,419)	(9.0)%	43,540	21.2%
Credit loss expense (benefit)	13,636	8,498	2,753	5,138	60.5%	5,745	208.7%
Net interest income (expense) after credit loss expense	212,394	239,951	202,156	(27,557)	(11.5)%	37,795	18.7%
Noninterest income	28,167	23,964	40,984	4,203	17.5%	(17,020)	(41.5)%
Noninterest expense:
Salaries and employee benefits	66,476	71,050	69,133	(4,574)	(6.4)%	1,917	2.8%
Depreciation	6,850	6,817	6,725	33	0.5%	92	1.4%
Other occupancy, furniture and equipment	8,801	8,592	8,688	209	2.4%	(96)	(1.1)%
FDIC insurance and other regulatory assessments	2,717	2,624	1,815	93	3.5%	809	44.6%
Professional fees	4,285	2,611	2,585	1,674	64.1%	26	1.0%
Amortization of intangible assets	2,372	2,950	3,761	(578)	(19.6)%	(811)	(21.6)%
Advertising and promotion	2,033	2,614	3,345	(581)	(22.2)%	(731)	(21.9)%
Communications and technology	20,853	17,524	14,015	3,329	19.0%	3,509	25.0%
Software amortization	194	169	264	25	14.8%	(95)	(36.0)%
Travel and entertainment	995	1,263	1,687	(268)	(21.2)%	(424)	(25.1)%
Other	10,979	11,499	9,898	(520)	(4.5)%	1,601	16.2%
Total noninterest expense	126,555	127,713	121,916	(1,158)	(0.9)%	5,797	4.8%
Net intersegment noninterest income (expense)	535	—	—	535	100.0%	—	—%
Net income (loss) before income tax expense	$114,541	$136,202	$121,224	$(21,661)	(15.9%)	$14,978	12.4%
Our Banking segment’s operating income decreased $21.7 million, or 15.9%.
Interest income increased $0.7 million, or 0.3% primarily as a result of increased yields and average balances on our non-loan interest earning assets at our Banking segment. The increase was partially offset by slight decreases in average loans and loan yield at our Banking segment. More specifically, average loans in our Banking segment, excluding intersegment loans, decreased 0.5% from $3.051 billion for the year ended December 31, 2023 to $3.036 billion for the year ended December 31, 2024. Intersegment interest income allocated to our Banking segment decreased period over period due to decreased average factored receivables balances at our Factoring segment and increased funding provided by our Payments segment resulting in increased intersegment interest allocation to such segment.
Interest expense increased primarily due to higher interest rates paid on our Banking segment interest-bearing liabilities driven by changes in interest rates in the macro economy. Additionally, average total interest bearing deposits increased $75.4 million, or 3.0%.

Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $13.8 million for the year ended December 31, 2024 compared to $9.3 million for the year ended December 31, 2023. The increase in credit loss expense was the result of increased required specific reserves, changes in volume and mix, and changes to the projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast period. The increase was partially offset by decreased net charge-offs period over period.
Credit loss expense for off balance sheet credit exposures increased $0.7 million from a benefit of $0.8 million for the year ended December 31, 2023 to a benefit of $0.1 million for the year ended December 31, 2024. The increase was primarily due to changes to outstanding commitments to fund and assumed loss rates period over period.
Noninterest income at our Banking segment increased period over period due to a $0.5 million gain on equity security activity during the year ended December 31, 2024 compared to a $0.1 million gain on such activity during the same period a year ago. Additionally, our Banking segment experienced a $1.1 million increase in fee income, a $0.9 million increase in insurance commissions, and a $0.4 million decrease in write-downs on repossessed assets period over period. There were no other significant changes in the components of noninterest income at our Banking segment period over period.
As illustrated in the table above, noninterest expense decreased primarily due to a decrease in salaries and employee benefits expense, advertising expense and intangible asset amortization period over period. These decreases were partially offset by increased communications and technology expense and professional fees. There were no other significant changes in the components of noninterest expense at our Banking segment period over period.
Year to date, our aggregate outstanding balances for our banking products, excluding intercompany loans, has increased $293.9 million, or 9.6%, to $3.340 billion as of December 31, 2024. The following table sets forth our banking loans:

(Dollars in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Banking
Commercial real estate	$777,689	$812,704	$(35,015)	(4.3)%
Construction, land development, land	203,804	136,720	67,084	49.1%
1-4 family residential	154,020	125,916	28,104	22.3%
Farmland	56,366	63,568	(7,202)	(11.3)%
Commercial - General	285,469	303,332	(17,863)	(5.9)%
Commercial - Agriculture	49,365	47,059	2,306	4.9%
Commercial - Equipment	511,855	460,008	51,847	11.3%
Commercial - Asset-based lending	205,353	246,065	(40,712)	(16.5)%
Commercial - Liquid Credit	65,053	113,901	(48,848)	(42.9)%
Consumer	8,000	8,326	(326)	(3.9)%
Mortgage Warehouse	1,023,326	728,847	294,479	40.4%
Total banking loans	$3,340,300	$3,046,446	$293,854	9.6%

Factoring

(Dollars in thousands)	Years Ended December 31,			2024 Compared to 2023		2023 Compared to 2022
Factoring	2024	2023	2022	$ Change	% Change	$ Change	% Change
Total interest income	$137,718	$144,217	$207,114	$(6,499)	(4.5)%	$(62,897)	(30.4)%
Intersegment interest allocations	(35,886)	(38,157)	(19,382)	2,271	6.0%	(18,775)	(96.9%)
Total interest expense	—	—	—	—	—	—	—
Net interest income (expense)	101,832	106,060	187,732	(4,228)	(4.0)%	(81,672)	(43.5)%
Credit loss expense (benefit)	4,773	2,900	2,895	1,873	64.6%	5	0.2%
Net interest income (expense) after credit loss expense	97,059	103,160	184,837	(6,101)	(5.9)%	(81,677)	(44.2)%
Noninterest income	8,683	7,829	22,272	854	10.9%	(14,443)	(64.8)%
Noninterest expense:
Salaries and employee benefits	49,885	49,873	55,593	12	—%	(5,720)	(10.3)%
Depreciation	2,099	2,040	2,647	59	2.9%	(607)	(22.9)%
Other occupancy, furniture and equipment	2,138	2,219	1,893	(81)	(3.7)%	326	17.2%
FDIC insurance and other regulatory assessments	—	—	—	—	—%	—	—%
Professional fees	5,333	3,130	3,779	2,203	70.4%	(649)	(17.2)%
Amortization of intangible assets	1,490	1,821	2,293	(331)	(18.2)%	(472)	(20.6)%
Advertising and promotion	873	1,046	1,290	(173)	(16.5)%	(244)	(18.9)%
Communications and technology	10,131	11,289	14,903	(1,158)	(10.3)%	(3,614)	(24.3)%
Software amortization	2,277	3,060	2,832	(783)	(25.6)%	228	8.1%
Travel and entertainment	829	909	833	(80)	(8.8)%	76	9.1%
Other	3,588	4,225	5,610	(637)	(15.1)%	(1,385)	(24.7)%
Total noninterest expense	78,643	79,612	91,673	(969)	(1.2)%	(12,061)	(13.2)%
Net intersegment noninterest income (expense)	1,628	123	$—	1,505	1,223.6%	123	(100.0)%
Net income (loss) before income tax expense	$28,727	$31,500	$115,436	$(2,773)	(8.8)%	$(83,936)	(72.7)%

	Year Ended December 31,
	2024	2023	2022
Factored receivable period end balance	$1,032,842,000	$941,926,000	$1,151,727,000
Yield on average receivable balance	13.75%	13.84%	14.09%
Year to date charge-off rate(1)	0.60%	0.97%	0.32%
Factored receivables - transportation concentration	97%	96%	96%

Interest income, including fees	$137,718,000	$144,217,000	$207,114,000
Non-interest income(2)	8,683,000	7,829,000	22,272,000
Intersegment noninterest income	3,228,000	1,190,000	—
Factored receivable total revenue	149,629,000	153,236,000	229,386,000
Average net funds employed	894,841,000	930,819,000	1,311,981,000
Yield on average net funds employed	16.72%	16.46%	17.48%

Operating income (loss)	$28,727,000	$31,500,000	$115,436,000
Factoring total revenue	$149,629,000	$153,236,000	$229,386,000
Operating margin(3)	19.20%	20.56%	50.32%

Accounts receivable purchased	$10,369,652,000	$10,836,845,000	$14,943,209,000
Number of invoices purchased	5,805,719	5,820,050	6,608,065
Average invoice size	$1,786	$1,862	$2,261
Average invoice size - transportation	$1,750	$1,810	$2,161
Average invoice size - non-transportation	$4,593	$5,597	$5,945

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
(3)Operating margin is a non-GAAP financial measure used as a supplemental measure to evaluate the performance of our Factoring segment.
Our Factoring segment’s operating income decreased $2.8 million, or 8.8%.
Our average invoice size decreased 4.1% from $1,862 for the year ended December 31, 2023 to $1,786 for the year ended December 31, 2024 and the number of invoices purchased decreased 0.2% period over period.
Net interest income at our Factoring segment decreased $4.2 million, or 4.0%. Overall average net funds employed (“NFE”) decreased 3.9% during the year ended December 31, 2024 compared to the same period in 2023. The decrease in average NFE was the result of decreased invoice purchase volume and decreased average invoice sizes. Those, in turn, resulted from a soft transportation market. See further discussion under the Recent Developments: Trucking Transportation section. We maintained high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was 97% at December 31, 2024 and 96% at December 31, 2023. Further, the decreased average net funds employed balance decreased intersegment interest charges for the Factoring year over year.
The increase in credit loss expense at our Factoring segment was driven by an increase in required specific reserves period over period and changes in volume and mix of the portfolio period over period. The increase was partially offset by a decrease in net charge-offs period over period. Changes in loss assumptions did not have a material impact on the change in credit loss expense period over period.
The increase in noninterest income at our Factoring segment was primarily due to a gain on the revenue share asset at our Factoring segment of $1.3 million during the year ended December 31, 2024 compared to a loss of $1.7 million during the same period a year ago. The increase was partially offset by a $1.5 million decrease in early termination fees year over year. There were no other significant changes in the components of noninterest income at our Factoring segment period over period.
As illustrated in the table above, the decrease in noninterest expense at our Factoring segment was primarily due to decreased spending across a number of expense line items most notably, communications and technology expense and software amortization. The decrease was partially offset by a year over year increase in professional fees. There were no other significant changes in the components of noninterest expense at our Factoring segment period over period.

Payments

(Dollars in thousands)	Year Ended December 31,			2024 Compared to 2023		2023 Compared to 2022
Payments	2024	2023	2022	$ Change	% Change	$ Change	% Change
Total interest income	$22,168	$16,390	$16,079	$5,778	35.3%	$311	1.9%
Intersegment interest allocations	9,470	6,707	(530)	2,763	41.2%	7,237	1365.5%
Total interest expense	—	—	—	—	—%	—	—%
Net interest income (expense)	31,638	23,097	15,549	8,541	37.0%	7,548	48.5%
Credit loss expense (benefit)	57	60	218	(3)	(5.0)%	(158)	(72.5)%
Net interest income (expense) after credit loss expense	31,581	23,037	15,331	8,544	37.1%	7,706	50.3%
Noninterest income	24,080	18,087	20,620	5,993	33.1%	(2,533)	(12.3)%
Noninterest expense:
Salaries and employee benefits	36,160	35,089	37,676	1,071	3.1%	(2,587)	(6.9)%
Depreciation	1,003	648	19	355	54.8%	629	3310.5%
Other occupancy, furniture and equipment	649	681	633	(32)	(4.7)%	48	7.6%
FDIC insurance and other regulatory assessments	—	—	—	—	—%	—	—%
Professional fees	2,338	2,448	4,537	(110)	(4.5)%	(2,089)	(46.0)%
Amortization of intangible assets	6,763	6,683	5,868	80	1.2%	815	13.9%
Advertising and promotion	1,479	1,311	1,626	168	12.8%	(315)	(19.4)%
Communications and technology	9,440	7,992	6,600	1,448	18.1%	1,392	21.1%
Software amortization	2,899	965	490	1,934	200.4%	475	96.9%
Travel and entertainment	1,659	2,479	1,900	(820)	(33.1)%	579	30.5%
Other	3,583	3,399	3,882	184	5.4%	(483)	(12.4)%
Total noninterest expense	65,973	61,695	63,231	4,278	6.9%	(1,536)	(2.4)%
Net intersegment noninterest income (expense)	(2,163)	(123)	—	(2,040)	(1658.5)%	(123)	100.0%
Net income (loss) before income tax expense	$(12,475)	$(20,694)	$(27,280)	$8,219	39.7%	$6,586	24.1%

	Year Ended December 31,
	2024	2023	2022
Supply chain financing factored receivables	$107,300,000	$100,829,000	$118,000
Quickpay factored receivables	64,368,000	73,899,000	85,604,000
Factored receivable period end balance	$171,668,000	$174,728,000	$85,722,000

Total revenue
Supply chain finance interest income	$10,888,000	$5,613,000	$3,318,000
Quickpay interest income	11,280,000	10,777,000	12,761,000
Intersegment interest income	9,470,000	6,707,000	311,000
Total interest income	31,638,000	23,097,000	16,390,000
Broker noninterest income	18,393,000	12,215,000	8,441,000
Factor noninterest income	5,276,000	5,256,000	5,029,000
Other noninterest income(1)	411,000	616,000	7,150,000
Intersegment noninterest income	1,174,000	1,067,000	—
Total noninterest income	25,254,000	19,154,000	20,620,000
	$56,892,000	$42,251,000	$37,010,000

Total expense
Intersegment interest expense allocation	$—	$—	$530,000
Credit loss expense (benefit)	57,000	60,000	218,000
Noninterest expense	65,973,000	61,695,000	63,231,000
Intersegment noninterest expense	3,337,000	1,190,000	—
	$69,367,000	$62,945,000	$63,979,000

Net income (loss) before income tax expense	$(12,475,000)	$(20,694,000)	$(27,280,000)
Intersegment interest expense allocation	—	—	530,000
Depreciation	1,003,000	648,000	19,000
Software amortization	2,899,000	965,000	490,000
Intangible amortization expense	6,763,000	6,683,000	5,868,000
Earnings (losses) before interest, taxes, depreciation, and amortization(2)	$(1,810,000)	$(12,398,000)	$(20,373,000)

EBITDA margin(2)	(3)%	(29)%	(55)%

Number of invoices processed	24,846,449	19,528,864	17,658,499
Amount of payments processed	$27,784,495,000	$21,517,768,000	$23,263,377,000
Network invoice volume	2,551,863	1,086,910	472,019
Network payment volume	$4,154,372,000	$1,839,961,000	$972,657,000
(1)Noninterest income for the year ended December 31, 2022 includes a $10.2 million gain on an equity investment and a $3.2 million loss on impairment of warrants.
(2)Earnings (losses) before interest, taxes, depreciation, and amortization ("EBITDA") and EBITDA margin (the ratio of EBITDA to total revenue) are non-GAAP financial measures used to provide meaningful supplemental information regarding the segment's operational performance and to enhance investors' overall understanding of such financial performance.
During 2024, the Payments segment expanded revenue, added client relationships, improved the payments network and achieved positive EBITDA for the third and fourth quarters. It is possible that we face a continued weak freight market for 2025 and experience a decline in interest rates. If the freight market remains weak, interest rates decline, and we invest in strategic initiatives, it will put pressure on earnings for our Payments segment and the enterprise as a whole. It is possible that the Payments segment could fall back below EBITDA breakeven in future periods. Nevertheless, we believe in the long-term value of what we are building and we will continue to execute our plan.
Our Payments segment's operating loss decreased $8.2 million, or 39.7%.

The number of invoices processed by our Payments segment increased 27.2% from 19,528,864 for the year ended December 31, 2023 to 24,846,449 for the year ended December 31, 2024, and the amount of payments processed increased 29.1% from $21.518 billion for the year ended December 31, 2023 to $27.784 billion for the year ended December 31, 2024.
We began processing network transactions during the first quarter of 2022. When a fully integrated TriumphPay payor receives an invoice from a fully integrated TriumphPay payee, we call that a “network transaction.” All network transactions are included in our payment processing volume above. These transactions are facilitated through TriumphPay APIs with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. During the year ended December 31, 2024, we processed 2,551,863 network invoices representing a network payment volume of $4.154 billion. During the year ended December 31, 2023, we processed 1,086,910 network invoices representing a network payment volume of $1,840.0 million.
Net interest income increased due to increased average balances at our Payments segment and increased intersegment interest allocation period over period. Part of the increased average balance was driven by supply chain finance receivables previously discussed. The increase in net interest income was also impacted by higher yields at our Payments segment.
The increase in noninterest income at our Payments segment was primarily due to a $6.0 million increase in payment processing and audit fees, including intersegment fees, earned by TriumphPay during the year ended December 31, 2024 compared to the prior year. There were no other significant changes in the components of noninterest income at our Payments segment period over period.
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

Intelligence

(Dollars in thousands)	Year Ended December 31,
Intelligence	2024	2023	2022
Total interest income	$—	$—	$—
Intersegment interest allocations	—	—	—
Total interest expense	—	—	—
Net interest income (expense)	—	—	—
Credit loss expense (benefit)	—	—	—
Net interest income (expense) after credit loss expense	—	—	—
Noninterest income	184	—	—
Noninterest expense:
Salaries and employee benefits	1,457	—	—
Depreciation	4	—	—
Other occupancy, furniture and equipment	3	—	—
FDIC insurance and other regulatory assessments	—	—	—
Professional fees	328	—	—
Amortization of intangible assets	—	—	—
Advertising and promotion	2	—	—
Communications and technology	42	—	—
Software amortization	1	—	—
Travel and entertainment	36	—	—
Other	7	—	—
Total noninterest expense	1,880	—	—
Net intersegment noninterest income (expense)	—	—	—
Net income (loss) before income tax expense	$(1,696)	$—	$—
Our Intelligence segment's operating loss for the year ended December 31, 2024 was $1.7 million. As previously disclosed, prior to the fourth quarter of 2024, the data intelligence line of business did not exist. Therefore, there are no comparative periods to discuss regarding our Intelligence segment. As illustrated in the table above, to date, the majority of the expense related to our Intelligence segment is salaries and benefits expense.

Corporate and Other

(Dollars in thousands)	Years Ended Year Ended December 31,			2024 Compared to 2023		2023 Compared to 2022
Corporate and Other	2024	2023	2022	$ Change	% Change	$ Change	% Change
Total interest income	$303	$175	$175	$128	73.1%	$—	—%
Intersegment interest allocations	—	—	—	—	—	—	—
Total interest expense	9,347	9,702	7,873	(355)	(3.7)%	1,829	23.2%
Net interest income (expense)	(9,044)	(9,527)	(7,698)	483	5.1%	(1,829)	(23.8%)
Credit loss expense (benefit)	301	745	1,059	(444)	(59.6%)	(314)	(29.7%)
Net interest income (expense) after credit loss expense	(9,345)	(10,272)	(8,757)	927	9.0%	(1,515)	(17.3%)
Noninterest income	4,300	293	192	4,007	1,367.6%	101	52.6%
Noninterest expense:
Salaries and employee benefits	65,602	54,595	39,085	11,007	20.2%	15,510	39.7%
Depreciation	5,554	4,296	3,911	1,258	29.3%	385	9.8%
Other occupancy, furniture and equipment	5,913	3,592	2,258	2,321	64.6%	1,334	59.1%
FDIC insurance and other regulatory assessments	—	—	—	—	—%	—	—%
Professional fees	5,555	4,988	4,743	567	11.4%	245	5.2%
Amortization of intangible assets	1,367	—	—	1,367	100.0%	—	—%
Advertising and promotion	1,796	1,769	1,499	27	1.5%	270	18.0%
Communications and technology	10,456	8,874	6,565	1,582	17.8%	2,309	35.2%
Software amortization	475	259	477	216	83.4%	(218)	(45.7%)
Travel and entertainment	1,909	1,455	1,331	454	31.2%	124	9.3%
Other	4,957	4,386	3,942	571	13.0%	444	11.3%
Total noninterest expense	103,584	84,214	63,811	19,370	23.0%	20,403	32.0%
Net income (loss) before income tax expense	$(108,629)	$(94,193)	$(72,376)	$(14,436)	(15.3%)	$(21,817)	(30.1%)
Corporate and other is not a reportable segment, but rather includes certain revenue and expense from the Company's holding company as well as activities not allocated to specific business segments. Corporate and other reported an operating loss of $108.6 million for the year ended December 31, 2024 compared to an operating loss of $94.2 million for the year ended December 31, 2023. The increased operating loss was driven by increased noninterest expense which, as illustrated above, was the result of increased salaries and benefits expense, depreciation expense, occupancy expense, amortization of intangible assets related to leases acquired through the acquired building, and communications and technology expense. The increased operating loss was partially offset by increased noninterest income which was the result of $4.0 million of rental income from the acquired building recognized during the year ended December 31, 2024.
Financial Condition
Assets
Total assets were $5.949 billion at December 31, 2024, compared to $5.347 billion at December 31, 2023, an increase of $601.6 million, the components of which are discussed below.
Loan Portfolio
Loans held for investment were $4.547 billion at December 31, 2024, compared with $4.163 billion at December 31, 2023.

The following table shows the recorded investment of our loans by portfolio categories as of the dates indicated:

	December 31, 2024		December 31, 2023		$ Change	% Change
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$777,689	17%	$812,704	20%	$(35,015)	(4.3%)
Construction, land development, land	203,804	4%	136,720	3%	67,084	49.1%
1-4 family residential	154,020	3%	125,916	3%	28,104	22.3%
Farmland	56,366	1%	63,568	2%	(7,202)	(11.3%)
Commercial	1,119,245	26%	1,170,365	28%	(51,120)	(4.4%)
Factored receivables	1,204,510	26%	1,116,654	26%	87,856	7.9%
Consumer	8,000	—%	8,326	—%	(326)	(3.9%)
Mortgage warehouse	1,023,326	23%	728,847	18%	294,479	40.4%
Total Loans	$4,546,960	100%	$4,163,100	100%	$383,860	9.2%
Commercial Real Estate Loans. Our commercial real estate loans decreased $35.0 million, or 4.3%, due to paydowns that outpaced new origination activity. A significant portion of our loan portfolio at December 31, 2024 consisted of commercial real estate loans secured by properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower's ongoing business operations or on income generated from the properties. The table below sets forth the Company's commercial real estate loan portfolio, by portfolio industry sector and collateral location as of December 31, 2024.

(Dollars in thousands)	Illinois	New York	Texas	Colorado	New Jersey	Iowa	Other	Total
Non-owner occupied
Office	$3,975	$25,594	$18,440	$2,788	$83,341	$366	$14,611	$149,115
Multifamily	45,360	—	23,482	9,733	—	8,011	42,794	129,380
Retail	3,923	59,844	8,537	7,133	—	2,099	30,775	112,311
Industrial	11,589	37,407	6,124	1,105	—	137	12,548	68,910
Hospitality	—	—	1,634	5,573	—	8,811	25,495	41,513
Other	18,870	1,802	24,922	9,560	—	577	20,229	75,960
	83,717	124,647	83,139	35,892	83,341	20,001	146,452	577,189
Owner occupied
Industrial	21,302	—	2,748	6,005	—	22,191	17,744	69,990
Hospitality	3,046	—	—	3,926	—	103	4,710	11,785
Restaurant	16,357	730	—	4,291	—	1,348	6,726	29,452
Retail	1,712	—	—	9,725	—	262	1,546	13,245
Office	4,837	118	1,931	7,598	—	746	1,431	16,661
Other	4,092	—	—	16,107	—	33,017	6,151	59,367
	51,346	848	4,679	47,652	—	57,667	38,308	200,500
Total commercial real estate	$135,063	$125,495	$87,818	$83,544	$83,341	$77,668	$184,760	$777,689
Construction and Development Loans. Our construction and development loans increased $67.1 million, or 49.1%, due to origination and draw activity that outpaced paydowns and conversions to term loans.
Residential Real Estate Loans. Our one-to-four family residential loans increased $28.1 million, or 22.3%, due to new loan activity that outpaced paydowns.
Farmland Loans. Our farmland loans decreased $7.2 million, or 11.3%, due to paydowns that outpaced modest origination activity.
Commercial Loans. Our commercial loans held for investment decreased $51.1 million, or 4.4%, due to decreased asset-based lending balances, liquid credit balances, and other commercial lending balances. The decrease was partially offset by increased equipment lending balances as well as an increase in agriculture loans. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, decreased $15.7 million, or 5.2%.

The following table shows our commercial loans:

(Dollars in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Commercial
Equipment	$511,855	$460,008	$51,847	11.3%
Asset-based lending	205,353	246,065	(40,712)	(16.5%)
Liquid credit	65,053	113,901	(48,848)	(42.9%)
Agriculture	49,365	47,059	2,306	4.9%
Other commercial lending	287,619	303,332	(15,713)	(5.2%)
Total commercial loans	$1,119,245	$1,170,365	$(51,120)	(4.4%)
Factored Receivables. Our factored receivables increased $87.9 million, or 7.9%. At December 31, 2024, the balance of the Over-Formula Advance Portfolio included in factored receivables was $1.4 million, and the balance of Misdirected Payments, net of customer reserves, included in factored receivables was $19.4 million. See discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.
Consumer Loans. Our consumer loans decreased $0.3 million, or 3.9%, due to paydowns that outpaced modest origination activity.
Mortgage Warehouse. Our mortgage warehouse facilities increased $294.5 million, or 40.4%, due to increased utilization. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $739.4 million for the year ended December 31, 2024 compared to $763.6 million for the year ended December 31, 2023.

The following table sets forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	December 31, 2024
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years	Total
Commercial real estate	$432,202	$310,755	$34,694	$38	$777,689
Construction, land development, land	69,121	133,454	1,229	—	203,804
1-4 family residential	7,553	30,238	7,936	108,293	154,020
Farmland	11,891	25,865	17,711	899	56,366
Commercial	403,957	679,739	35,549	—	1,119,245
Factored receivables	1,204,510	—	—	—	1,204,510
Consumer	1,430	5,659	904	7	8,000
Mortgage warehouse	1,023,326	—	—	—	1,023,326
	$3,153,990	$1,185,710	$98,023	$109,237	$4,546,960

Sensitivity of loans to changes in interest rates:		After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years
Predetermined (fixed) interest rates
Commercial real estate		$230,942	$1,388	$—
Construction, land development, land		80,220	269	—
1-4 family residential		25,062	2,066	32,904
Farmland		21,338	650	—
Commercial		561,532	28,067	—
Factored receivables		—	—	—
Consumer		5,659	904	7
Mortgage warehouse		—	—	—
		$924,753	$33,344	$32,911
Floating interest rates
Commercial real estate		$79,813	$33,306	$38
Construction, land development, land		53,234	960	—
1-4 family residential		5,176	5,870	75,389
Farmland		4,527	17,061	899
Commercial		118,207	7,482	—
Factored receivables		—	—	—
Consumer		—	—	—
Mortgage warehouse		—	—	—
		$260,957	$64,679	$76,326
As of December 31, 2024, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (22%), Illinois (12%), Colorado (10%), and Iowa (4%) make up 48% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2023, the states of Texas (17%), Colorado (15%), Illinois (12%) and Iowa (6%) made up 50% of the Company’s gross loans, excluding factored receivables.
Further, a majority (97%) of our factored receivables, representing approximately 26% of our total loan portfolio as of December 31, 2024, are transportation receivables. Although such concentration may cause our future income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2023, 97% of our factored receivables, representing approximately 26% of our total loan portfolio, were transportation receivables.

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
To manage the credit risks associated with its loan portfolio, management may, depending on current or anticipated economic conditions and related exposures, apply enhanced risk management measures to loans through analysis of a specific borrower's financial condition, including cash flow, collateral values, and guarantees, among other credit factors. In response to the current market dynamics, including economic uncertainties in market interest rates since 2022, the Company has enhanced its stress testing to mitigate interest rate reset risk with a specific emphasis on borrowers’ abilities to absorb the impact of higher interest loan rates.
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

(Dollars in thousands)	December 31, 2024	December 31, 2023
Nonperforming loans:
Commercial real estate	$11,254	$2,447
Construction, land development, land	2,410	—
1-4 family residential	810	1,178
Farmland	1,996	968
Commercial	73,437	40,951
Factored receivables	23,289	23,181
Consumer	116	133
Mortgage warehouse	—	—
Total nonperforming loans	113,312	68,858
Held to maturity securities	4,073	4,766
Equity investments without readily determinable fair value	2,462	1,170
Other real estate owned, net	—	37
Other repossessed assets	425	950
Total nonperforming assets	$120,272	$75,781

Nonperforming assets to total assets	2.02%	1.42%
Nonperforming loans to total loans held for investment	2.49%	1.65%
Total past due loans to total loans held for investment	3.27%	2.00%
Nonperforming loans increased $44.5 million, or 64.6%, due to the addition of four equipment finance relationships of $31.1 million, $8.3 million, $3.5 million, and $2.2 million all collateralized by various equipment. Additionally, we added a $7.5 million multifamily relationship fully collateralized by a mixed use development and a $1.5 million farmland loan fully collateralized by farmland. Further, we added a $2.5 million construction relationship and a $2.2 million commercial loan partially collateralized by the personal residences of the borrower's founder. Nonperforming factored receivables increased $0.1 million. These increases were partially offset by a $2.7 million pay-down of a nonperforming equipment relationship, a $2.6 million reduction in a nonaccrual liquid credit relationship, a $1.5 million pay-down of a nonperforming agriculture and farmland relationship, a $1.2 million pay-down of a nonperforming equipment relationship, a $1.1 million pay-down of a nonperforming equipment relationship, and a $1.4 million reduction of a nonperforming commercial real estate loan. The entire balance of Misdirected Payments is included in nonperforming loans (specifically, factored receivables) in accordance with our policy. The balance of such Misdirected Payments, net of customer reserves, was $19.4 million at December 31, 2024.

The largest portion of nonperforming commercial loans at December 31, 2024 consisted of $54.2 million of nonperforming equipment loans. While nonperforming commercial real estate increased year over year, our historical credit losses in this line of lending have been low and we continue to believe our loss exposure is low at December 31, 2024 despite the credit quality noise caused by the current uncertain interest rate environment.
As a result of the activity previously described and the change in period end total loans period over period, the ratio of nonperforming loans to total loans held for investment increased to 2.49% at December 31, 2024 from 1.65% at December 31, 2023.
Our ratio of nonperforming assets to total assets increased to 2.02% at December 31, 2024 from 1.42% at December 31, 2023. This is due to the aforementioned loan activity and changes in our period end total assets as well as an increase in equity investments we consider to be nonperforming. The increase was partially offset by the amortized cost basis of our HTM CLO securities considered to be nonaccrual which decreased $0.7 million during the year.
Past due loans to total loans held for investment increased to 3.27% at December 31, 2024 from 2.00% at December 31, 2023 as a result of a $55.8 million increase in total past due loans including a $50.4 million increase in past due commercial loans, a $13.5 million increase in past due commercial real estate loans, and an $11.2 million reduction in past due factored receivables. Both the $1.4 million acquired factoring Over-Formula Advance balance and the entire balance of Misdirected Payments are considered greater than 90 days past due at December 31, 2024. The balance of such Misdirected Payments, net of customer reserves, was $19.4 million at December 31, 2024.
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
The following table sets forth the ACL by category of loan:

	December 31, 2024			December 31, 2023
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate	$3,825	17%	0.49%	$6,030	20%	0.74%
Construction, land development, land	2,873	4%	1.41%	965	3%	0.71%
1-4 family residential	1,404	3%	0.91%	927	3%	0.74%
Farmland	386	1%	0.68%	442	2%	0.70%
Commercial	21,419	26%	1.91%	14,060	28%	1.20%
Factored receivables	9,600	26%	0.80%	11,896	26%	1.07%
Consumer	185	—%	2.31%	171	—%	2.05%
Mortgage warehouse	1,022	23%	0.10%	728	18%	0.10%
Total Loans	$40,714	100%	0.90%	$35,219	100%	0.85%
The ACL increased $5.5 million, or 15.6%. This increase reflects net charge-offs of $13.1 million and credit loss expense of $18.6 million. Refer to the Results of Operations: Credit Loss Expense section for discussion of material charge-offs and credit loss expense. At period end, our entire remaining Over-Formula Advance position was down from $3.2 million at December 31, 2023 to $1.4 million at December 31, 2024, and the entire balance at December 31, 2024 was fully reserved. At December 31, 2024, the Misdirected Payments amount, net of customer reserves, was $19.4 million. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of December 31, 2024.

A driver of the change in ACL is projected deterioration of the loss drivers that the Company forecasted to calculate expected losses at December 31, 2023 as compared to December 31, 2022. The projected deterioration had a negative impact on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period and resulted in an increase of $3.2 million of ACL period over period.

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

For all DCF models at December 31, 2024, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At December 31, 2024 as compared to December 31, 2023, the Company forecasted slightly higher unemployment and slightly lower one-year percentage change in the national home price index. The Company forecasted a modest increase in one-year percentage change in national retail sales while forecasted GDP was virtually unchanged. At December 31, 2024 for national unemployment, the Company projected a relatively low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a small increase in the first two projected quarters followed by a decline to negative levels over the last two projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected a positive increase in the first projected quarter followed by a steep drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected low growth in the first two projected quarters followed by contraction in the last two projected quarters. At December 31, 2024, the Company made no adjustments to its historical prepayment speeds given the uncertain direction of the interest rate environment in the macro economy.

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

The following tables show our credit ratios and an analysis of our credit loss expense:

	December 31,
(Dollars in thousands)	2024	2023
Allowance for credit losses on loans	$40,714	$35,219
Total loans held for investment	$4,546,960	$4,163,100
Allowance to total loans held for investment	0.90%	0.85%

Nonaccrual loans	$90,023	$45,677
Total loans held for investment	$4,546,960	$4,163,100
Nonaccrual loans to total loans held for investment	1.98%	1.10%

Allowance for credit losses on loans	$40,714	$35,219
Nonaccrual loans	$90,023	$45,677
Allowance for credit losses to nonaccrual loans	45.23%	77.10%

	Year Ended December 31,
	2024			2023			2022
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$456	$795,798	0.06%	$22	$753,455	—%	$48	$657,525	0.01%
Construction, land development, land	(1)	197,037	—%	(5)	112,723	—%	(5)	104,076	—%
1-4 family residential	67	129,463	0.05%	(7)	129,579	(0.01)%	(7)	126,814	(0.01)%
Farmland	—	58,264	—%	—	65,761	—%	—	70,399	—%
Commercial	6,084	1,104,804	0.55%	9,570	1,212,191	0.79%	1,280	1,329,402	0.10%
Factored receivables	6,108	1,176,092	0.52%	10,186	1,177,791	0.86%	4,839	1,610,836	0.30%
Consumer	394	8,426	4.68%	48	9,168	0.52%	290	10,104	2.87%
Mortgage warehouse	—	739,419	—%	—	763,597	—%	—	638,374	—%
Total Loans	$13,108	$4,209,303	0.31%	$19,814	$4,224,265	0.47%	$6,445	$4,547,530	0.14%
Net loans charged off decreased $6.7 million, or 33.8%. Charge-offs during the year ended December 31, 2023 reflect a $2.3 million general commercial loan charge-off. Prior period charge-offs include the aforementioned $3.3 million net charge-off of the fully reserved over-formula advance balance. Additionally, during the year ended December 31, 2023, the Company charged off three liquid credit relationships carrying balances of $3.8 million, $3.2 million, and $1.6 million, respectively, at the time of charge-off.
Securities
As of December 31, 2024, we held equity securities with readily available fair values of $4.4 million, a decrease of $43 thousand from $4.5 million at December 31, 2023. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.

The following table illustrates the changes in our available for sale debt securities:

	Available For Sale Debt Securities:
(Dollars in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Mortgage-backed securities, residential	$84,185	$55,839	$28,346	50.8%
Asset-backed securities	905	1,170	(265)	(22.6)%
State and municipal	3,063	4,515	(1,452)	(32.2)%
CLO Securities	291,913	236,291	55,622	23.5%
Corporate bonds	262	275	(13)	(4.7)%
SBA pooled securities	1,233	1,554	(321)	(20.7)%
Total available for sale debt securities	$381,561	$299,644	$81,917	27.3%
Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of December 31, 2024, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at December 31, 2024. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.
As of December 31, 2024, we held securities classified as held to maturity with an amortized cost, net of ACL, of $1.9 million, a decrease of $1.1 million from $3.0 million at December 31, 2023. The decrease in amortized cost, net of ACL, was primarily driven by paydowns and increases in required ACL throughout the year. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at December 31, 2024.
The following tables set forth the amortized cost and average yield of our securities, by type and contractual maturity:

	Maturity as of December 31, 2024
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities	5	4.50%	7,805	2.28%	870	2.69%	81,060	4.60%	89,740	4.38%
Asset-backed securities	—	—%	—	—%	907	6.74%	—	—%	907	6.74%
State and municipal	468	3.88%	2,183	2.72%	503	2.66%	—	—%	3,154	2.88%
CLO securities	—	—%	—	—%	48,712	6.69%	241,574	6.62%	290,286	6.64%
Corporate bonds	—	—%	—	—%	266	5.14%	—	—%	266	5.14%
SBA pooled securities	—	—%	—	—%	364	2.68%	941	3.84%	1,305	3.51%
Total available for sale securities	$473	3.88%	$9,988	2.38%	$51,622	6.55%	$323,575	6.10%	$385,658	6.06%

Held to maturity securities:	$—	—%	$5,367	2.44%	$—	—%	$—	—%	$5,367	2.44%
Liabilities
Total liabilities were $5.058 billion as of December 31, 2024, compared to $4.483 billion at December 31, 2023, an increase of $575.1 million, the components of which are discussed below.

Deposits
The following table summarizes our deposits:

(Dollars in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Noninterest bearing demand	$1,964,457	$1,632,022	$332,435	20.4%
Interest bearing demand	697,949	757,455	(59,506)	(7.9%)
Individual retirement accounts	43,937	52,195	(8,258)	(15.8%)
Money market	629,610	568,772	60,838	10.7%
Savings	515,545	555,047	(39,502)	(7.1%)
Certificates of deposit	232,232	265,525	(33,293)	(12.5%)
Brokered time deposits	490,650	146,458	344,192	235.0%
Other brokered deposits	246,440	4	246,436	n/m
Total Deposits	$4,820,820	$3,977,478	$843,342	21.2%
Our total deposits increased $843.3 million, or 21.2%, primarily due to an increase in noninterest bearing demand deposits, brokered time deposits, other brokered deposits, and money market deposits. The Company experienced decreases in all other material deposit categories. Other brokered deposits are non-maturity deposits obtained from wholesale sources. As of December 31, 2024, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 84% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 16% of total deposits. As of December 31, 2023, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 88% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 12% of total deposits. At December 31, 2024 and December 31, 2023, our estimated uninsured deposits were $1.488 billion and $1.841 billion, respectively.
At December 31, 2024, we held $60.2 million of time deposits that meet or exceed the $250,000 Federal Deposit Insurance Corporation ("FDIC") insurance limit. The following table provides information on the maturity distribution of the time deposits exceeding the $250,000 FDIC insurance limit as of December 31, 2024:

(Dollars in thousands)	Over $250,000
Maturity
3 months or less	$22,535
Over 3 through 6 months	19,581
Over 6 through 12 months	13,659
Over 12 months	1,415
$57,190
Other Borrowings
Customer Repurchase Agreements
The following table provides a summary of our customer repurchase agreements as of and for the years ended December 31, 2024, 2023, and 2022:

(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Amount outstanding at end of period	$—	$—	$340
Weighted average interest rate at end of period	—%	—%	0.03%
Average daily balance during the period	$—	$723	$6,701
Weighted average interest rate during the period	—%	0.03%	0.03%
Maximum month-end balance during the period	$—	$3,208	$13,463
Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.

FHLB Advances
As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Bank. The following table provides a summary of our FHLB borrowings as of and for the years ended December 31, 2024, 2023, and 2022:

(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Amount outstanding at end of the year	$30,000	$255,000	$30,000
Weighted average interest rate at end of the year	4.79%	5.65%	4.25%
Average daily balance during the year	$120,369	$194,795	$69,658
Weighted average interest rate during the year	5.38%	5.30%	1.19%
Maximum month-end balance during the year	$280,000	$530,000	$230,000
Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. Of the FHLB borrowings outstanding as of December 31, 2024, none were short-term borrowings maturing within one year and $30.0 million were long term borrowings maturing after two but within three years. As of December 31, 2024 and 2023, we had $819.1 million and $587.0 million, respectively, in unused and available advances from the FHLB. The increase in our total borrowing capacity from December 31, 2023 to December 31, 2024 was primarily the result of decreased borrowing amounts outstanding at the end of 2024.
Paycheck Protection Program Liquidity Facility (“PPPLF”)
The PPPLF is a lending facility offered by the Federal Reserve Banks to facilitate lending to small businesses under the Paycheck Protection Program. Borrowings under the PPPLF are secured by Paycheck Protection Program Loans (“PPP loans”) guaranteed by the Small Business Administration (“SBA”) and mature at the same time as the PPP Loan pledged to secure the extension of credit. The maturity dates of the borrowings is accelerated if the underlying PPP Loan goes into default and Company sells the PPP Loan to the SBA to realize on the SBA guarantee or if the Company receives any loan forgiveness reimbursement from the SBA for the underlying PPP Loan. Our PPPLF borrowings were repaid during January 2022 and we had no PPPLF borrowings outstanding at December 31, 2024, and 2023, and 2022.

Subordinated Notes
On November 27, 2019, the Company issued $39.5 million of Fixed-to-Floating Rate Subordinated Notes due 2029 (the “2019 Notes”). The 2019 Notes initially incurred interest at 4.875% per annum, payable semi-annually in arrears, to, but excluding, November 27, 2024. The 2019 Notes were redeemed on November 27, 2024 at a redemption price equal to the outstanding principal amount of the 2019 Notes plus accrued and unpaid interest to, but excluding, the date of redemption.
On August 26, 2021, the Company issued $70.0 million of Fixed-to-Floating Rate Subordinated Notes due 2031 (the “2021 Notes”). The 2021 Notes initially bear interest at 3.500% per annum, payable semi-annually in arrears, to, but excluding, September 1, 2026, and, thereafter and to, but excluding, the maturity date or earlier redemption, interest shall be payable quarterly in arrears, at an annual floating rate equal to a benchmark rate, initially three-month SOFR, as determined for the applicable quarterly period, plus 2.860%. The Company may, at its option, beginning on September 1, 2026 and on any scheduled interest payment date thereafter, redeem the 2021 Notes, in whole or in part, at a redemption price equal to the outstanding principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.
The Subordinated Notes are included on the consolidated balance sheets as liabilities at their carrying values; however, for regulatory purposes, the $69.7 million and $108.7 million carrying value of these obligations at December 31, 2024 and 2023, respectively, were eligible for inclusion in Tier 2 regulatory capital. Issuance costs related to the Subordinated Notes have been netted against the subordinated notes liability on the balance sheet. The debt issuance costs are being amortized using the effective interest method through maturity and recognized as a component of interest expense.
The Subordinated Notes are subordinated in right of payment to the Company’s existing and future senior indebtedness and are structurally subordinated to the Company’s subsidiaries’ existing and future indebtedness and other obligations.
Junior Subordinated Debentures
The following provides a summary of our junior subordinated debentures as of December 31, 2024:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Variable Interest Rate	Interest Rate At December 31, 2024
National Bancshares Capital Trust II	$15,464	$13,784	September 2033	Three Month SOFR + 3.26%	7.62%
National Bancshares Capital Trust III	17,526	13,881	July 2036	Three Month SOFR + 1.64%	6.56%
ColoEast Capital Trust I	5,155	3,922	September 2035	Three Month SOFR + 1.86%	6.19%
ColoEast Capital Trust II	6,700	5,052	March 2037	Three Month SOFR + 2.05%	6.38%
Valley Bancorp Statutory Trust I	3,093	2,937	September 2032	Three Month SOFR + 3.66%	7.99%
Valley Bancorp Statutory Trust II	3,093	2,776	July 2034	Three Month SOFR + 3.01%	7.36%
	$51,031	$42,352
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
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $42.4 million was allowed in the calculation of Tier I capital as of December 31, 2024.
Liquidity and Capital Resources
Capital Resources
Our stockholders’ equity totaled $890.9 million as of December 31, 2024, compared to $864.4 million as of December 31, 2023, an increase of $26.5 million. Stockholders’ equity increased during this period primarily due to our net income of $16.1 million.

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
Our liquidity requirements are met primarily through cash flow from operations, receipt of pre-paid and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. Our liquidity position is supported by management of liquid assets and liabilities and access to other sources of funds. Liquid assets include cash, interest-earning deposits in banks, federal funds sold, securities available for sale and maturing or prepaying balances in our investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of funds include the sale of loans, brokered deposits, the issuance of additional collateralized borrowings such as FHLB advances or borrowings from the Federal Reserve, the issuance of debt securities and the issuance of common securities. For the year ended December 31, 2024, our average interest bearing deposits increased compared to the year ended December 31, 2023 including an increase in our use of higher-cost brokered time deposits. For additional information regarding our operating, investing and financing cash flows, see the Consolidated Statements of Cash Flows provided in our consolidated financial statements.
In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of December 31, 2024, TBK Bank had $546.4 million of unused borrowing capacity from the Federal Reserve Bank discount window and unsecured federal funds lines of credit with seven unaffiliated banks totaling $227.5 million, with no amounts advanced against those lines. Additionally, as of December 31, 2024, we had $819.1 million in unused and available advances from the FHLB. We routinely utilize FHLB advances to support the fluctuating and sometimes unpredictable balances in our mortgage warehouse lending portfolio, and we will continue to do so. Further, as of December 31, 2024, we had $164.0 million in unused and available capacity to deliver factored receivables to another bank should additional liquidity be needed.
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2024. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - December 31, 2024
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Federal Home Loan Bank advances	$30,000	$—	$30,000	$—	$—
Subordinated notes	70,000	—	—	—	70,000
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	32,717	6,724	11,022	8,594	6,377
Time deposits with stated maturity dates	766,819	740,247	23,435	3,137	—
Total contractual obligations	$950,567	$746,971	$64,457	$11,731	$127,408

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

For all DCF models at December 31, 2024, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At December 31, 2024 as compared to December 31, 2023, the Company forecasted slightly higher unemployment and slightly lower one-year percentage change in the national home price index. The Company forecasted a modest increase in one-year percentage change in national retail sales while forecasted GDP was virtually unchanged. At December 31, 2024 for national unemployment, the Company projected a relatively low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a small increase in the first two projected quarters followed by a decline to negative levels over the last two projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected a positive increase in the first projected quarter followed by a steep drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected low growth in the first two projected quarters followed by contraction in the last two projected quarters. At December 31, 2024, the Company made no adjustments to its historical prepayment speeds given the uncertain direction of the interest rate environment in the macro economy.

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
Refer to “Allowance for Credit Losses” above, Note 1 – Summary of Significant Accounting Policies, and Note 4 – Loans and Allowance for Credit Losses in the accompanying notes to the consolidated financial statements elsewhere in this report for further discussion of our estimation process and methodology related to the allowance for credit losses.
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
The following tables summarizes simulated change in net interest income versus unchanged rates:

	December 31, 2024		December 31, 2023
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	10.1%	13.2%	17.0%	19.2%
+300 basis points	7.6%	9.9%	12.8%	14.3%
+200 basis points	5.1%	6.6%	8.5%	9.5%
+100 basis points	2.6%	3.3%	4.3%	4.8%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(2.6%)	(3.7%)	(4.7%)	(5.7%)
-200 basis points	(5.4%)	(7.5%)	(9.4%)	(11.4%)
-300 basis points	(8.2%)	(11.8%)	(14.3%)	(17.7%)
-400 basis points	(11.0%)	(16.0%)	(18.0%)	(22.7%)

The following tables present the change in our economic value of equity, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	December 31, 2024	December 31, 2023
+400 basis points	9.3%	18.3%
+300 basis points	7.3%	14.6%
+200 basis points	5.2%	10.5%
+100 basis points	2.6%	5.9%
Flat rates	0.0%	0.0%
-100 basis points	(5.6%)	(6.7%)
-200 basis points	(11.5%)	(13.9%)
-300basis points	(17.7%)	(21.5%)
-400 basis points	(24.2%)	(28.8%)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of Triumph Financial, Inc.
Dallas, Texas
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Triumph Financial, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Allowance for Credit Losses (“ACL”) – Reasonable and Supportable Forecasts
The ACL (as described in Note 1 and presented in Note 4) is an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. As of December 31, 2024, the ACL of $40.7 million attributable to loans held for investment consists of 1) an allowance of $13.4 million on collateral dependent loans and 2) an allowance of $27.3 million on loans collectively evaluated (“pool basis”) for impairment.
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
Dallas, Texas
February 11, 2025

TRIUMPH FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2024 and 2023
(Dollar amounts in thousands)

	December 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$73,836	$93,072
Interest-bearing deposits with other banks	256,281	193,563
Total cash and cash equivalents	330,117	286,635
Securities - equity investments	4,445	4,488
Securities - available for sale	381,561	299,644
Securities - held to maturity, net of allowance for credit losses of $3,491 and $3,190, respectively, fair value $2,514 and $4,015, respectively	1,876	2,977
Loans held for sale	1,172	1,236
Loans, net of allowance for credit losses of $40,714 and $35,219, respectively	4,506,246	4,127,881
Federal Home Loan Bank and other restricted stock, at cost	14,054	14,278
Premises and equipment, net	160,737	113,457
Capitalized software, net	37,971	22,365
Goodwill	241,949	233,709
Intangible assets, net	16,259	23,646
Bank-owned life insurance	62,690	41,946
Deferred tax asset, net	13,581	8,800
Other assets	176,317	166,272
Total assets	$5,948,975	$5,347,334
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$1,964,457	$1,632,022
Interest-bearing	2,856,363	2,345,456
Total deposits	4,820,820	3,977,478
Federal Home Loan Bank advances	30,000	255,000
Subordinated notes	69,662	108,678
Junior subordinated debentures	42,352	41,740
Other liabilities	95,222	100,038
Total liabilities	5,058,056	4,482,934
Commitments and contingencies - See Notes 14 and 15
Stockholders' equity - See Note 19
Preferred stock	45,000	45,000
Common stock, 23,391,411 and 23,302,414 shares outstanding, respectively	291	290
Additional paid-in-capital	567,884	550,743
Treasury stock, at cost	(268,356)	(265,038)
Retained earnings	549,215	536,331
Accumulated other comprehensive income	(3,115)	(2,926)
Total stockholders’ equity	890,919	864,400
Total liabilities and stockholders' equity	$5,948,975	$5,347,334
See accompanying notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2024, 2023 and 2022
(Dollar amounts in thousands, except per share amounts)

	2024	2023	2022
Interest and dividend income:
Loans, including fees	$213,831	$228,428	$181,188
Factored receivables, including fees	159,886	160,607	223,193
Securities	23,556	19,795	8,187
FHLB and other restricted stock	998	1,030	258
Cash deposits	24,244	12,561	6,413
Total interest and dividend income	422,515	422,421	419,239
Interest expense:
Deposits	56,235	34,318	10,038
Subordinated notes	4,700	5,253	5,212
Junior subordinated debentures	4,647	4,449	2,662
Other borrowings	6,477	10,322	835
Total interest expense	72,059	54,342	18,747
Net interest income	350,456	368,079	400,492
Credit loss expense (benefit)	18,767	12,203	6,925
Net interest income after credit loss expense	331,689	355,876	393,567
Noninterest income:
Service charges on deposits	7,084	7,001	6,844
Card income	8,036	8,181	8,150
Net gains (losses) on sale or call of securities	(1)	102	2,512
Net gains (losses) on sale of loans	178	119	18,228
Fee income	35,377	30,245	24,222
Insurance commissions	5,883	5,028	5,145
Other	8,857	(503)	18,967
Total noninterest income	65,414	50,173	84,068
Noninterest expense:
Salaries and employee benefits	219,580	210,607	201,487
Occupancy, furniture and equipment	33,014	28,885	26,774
FDIC insurance and other regulatory assessments	2,717	2,624	1,815
Professional fees	17,839	13,177	15,644
Amortization of intangible assets	11,992	11,454	11,922
Advertising and promotion	6,183	6,740	7,760
Communications and technology	50,922	45,679	42,083
Software amortization	5,846	4,453	4,063
Travel and entertainment	5,428	6,106	5,751
Other	23,114	23,509	23,332
Total noninterest expense	376,635	353,234	340,631
Net income before income tax expense	20,468	52,815	137,004
Income tax expense	4,378	11,734	34,693
Net income	16,090	41,081	102,311
Dividends on preferred stock	(3,206)	(3,206)	(3,206)
Net income available to common stockholders	$12,884	$37,875	$99,105
Earnings per common share
Basic	$0.55	$1.63	$4.06
Diluted	$0.54	$1.61	$3.96
See accompanying notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2024, 2023 and 2022
(Dollar amounts in thousands, except per share amounts)

	2024	2023	2022
Net income	$16,090	$41,081	$102,311
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(239)	5,208	(10,865)
Tax effect	49	(1,155)	2,512
Unrealized holding gains (losses) arising during the period, net of taxes	(190)	4,053	(8,353)
Reclassification of amount realized through sale or call of securities	1	(102)	(2,512)
Tax effect	—	23	636
Reclassification of amount realized through sale or call of securities, net of taxes	1	(79)	(1,876)
Change in unrealized gains (losses) on securities, net of tax	(189)	3,974	(10,229)

Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses) arising during the period	—	—	3,152
Tax effect	—	—	(754)
Unrealized holding gains (losses) arising during the period, net of taxes	—	—	2,398
Reclassification of amount of (gains) losses recognized into income	—	—	(9,316)
Tax effect	—	—	2,213
Reclassification of amount of (gains) losses recognized into income, net of taxes	—	—	(7,103)
Change in unrealized gains (losses) on derivative financial instruments	—	—	(4,705)
Total other comprehensive income (loss)	(189)	3,974	(14,934)
Comprehensive income	$15,901	$45,055	$87,377
See accompanying notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2024, 2023 and 2022
(Dollar amounts in thousands, except per share amounts)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost	Retained Earnings
Balance, January 1, 2022	$45,000	25,158,879	$283	$510,939	3,102,801	$(104,743)	$399,351	$8,034	$858,864
Issuance of restricted stock awards	—	12,471	—	—	—	—	—	—	—
Vesting of restricted stock and performance stock units	—	20,996	—	—	—	—	—	—	—
Stock based compensation	—	—	—	21,176	—	—	—	—	21,176
Forfeiture of restricted stock awards	—	(19,186)	—	1,201	19,186	(1,201)	—	—	—
Stock option exercises, net	—	2,053		(74)	—	—	—	—	(74)
Issuance of common stock pursuant to the employee stock purchase plan	—	24,516	—	1,548	—	—	—	—	1,548
Purchase of treasury stock, net	—	(1,146,144)	—	—	1,146,144	(76,714)	—	—	(76,714)
Preferred stock dividends	—	—	—	—	—	—	(3,206)	—	(3,206)
Net income	—	—	—	—	—	—	102,311	—	102,311
Other comprehensive income (loss)	—	—	—	—	—	—	—	(14,934)	(14,934)
Balance, December 31, 2022	$45,000	24,053,585	$283	$534,790	4,268,131	$(182,658)	$498,456	$(6,900)	$888,971
Issuance of restricted stock awards	—	13,374	—	—	—	—	—	—	—
Vesting of restricted stock and performance stock units	—	600,620	7	(7)	—	—	—	—	—
Stock based compensation	—	—	—	13,228	—	—	—	—	13,228
Forfeiture of restricted stock awards	—	(13,306)	—	757	13,306	(757)	—	—	—
Stock option exercises, net	—	12,636	—	144	—	—	—	—	144
Issuance of common stock pursuant to the employee stock purchase plan	—	37,909	—	1,831	—	—	—	—	1,831
Purchase of treasury stock, net	—	(1,402,404)	—	—	1,402,404	(81,623)	—	—	(81,623)
Preferred stock dividends	—	—	—	—	—	—	(3,206)	—	(3,206)
Net income	—	—	—	—	—	—	41,081	—	41,081
Other comprehensive income (loss)	—	—	—	—	—	—	—	3,974	3,974
Balance, December 31, 2023	$45,000	23,302,414	$290	$550,743	5,683,841	$(265,038)	$536,331	$(2,926)	$864,400
Vesting of restricted stock and performance stock units	—	78,610	1	(1)	—	—	—	—	—
Stock option exercises, net	—	19,699	—	413	—	—	—	—	413
Issuance of common stock pursuant to the employee stock purchase plan	—	36,649	—	2,184	—	—	—	—	2,184
Forfeiture of restricted stock awards	—	(337)	—	26	337	(26)	—	—	—
Stock based compensation	—	—	—	14,519	—	—	—	—	14,519
Purchase of treasury stock, net	—	(45,624)	—	—	45,624	(3,292)	—	—	(3,292)
Preferred stock dividends	—	—	—	—	—	—	(3,206)	—	(3,206)
Net income	—	—	—	—	—	—	16,090	—	16,090
Other comprehensive income (loss)	—	—	—	—	—	—	—	(189)	(189)
Balance, December 31, 2024	$45,000	23,391,411	$291	$567,884	5,729,802	$(268,356)	$549,215	$(3,115)	$890,919
See accompanying notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2024, 2023 and 2022
(Dollar amounts in thousands, except per share amounts)

	2024	2023	2022
Cash flows from operating activities:
Net income	$16,090	$41,081	$102,311
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	15,510	13,801	13,302
Net accretion on loans	(2,764)	(5,242)	(8,643)
Amortization of subordinated notes issuance costs	484	878	843
Amortization of junior subordinated debentures	612	582	556
Net amortization on securities	(763)	(844)	(882)
Amortization of intangible assets	11,992	11,454	11,922
Software amortization	5,846	4,453	4,063
Deferred taxes, net	(4,784)	6,539	(1,779)
Credit loss expense (benefit)	18,767	12,203	6,925
Stock based compensation	14,519	13,228	21,176
Net (gains) losses on sale or call of debt securities	1	(102)	(2,512)
Net (gains) losses on equity securities	(491)	(80)	(9,850)
Net OREO (gains) losses and valuation adjustments	66	—	133
Origination of loans held for sale	(8,375)	(5,273)	(12,024)
Purchases of loans held for sale	—	—	(14,069)
Proceeds from sale of loans originated or purchased for sale	7,633	4,134	26,544
Net (gains) losses on sale of loans	(178)	(119)	(18,228)
Net change in operating leases	110	(278)	190
Change in estimated fair value of indemnification asset	818	734	890
Change in estimated fair value of revenue share asset	(1,309)	1,743	62
(Increase) decrease in other assets	(13,396)	(35,184)	(33,923)
Increase (decrease) in other liabilities	(1,817)	(3,645)	(6,252)
Net cash provided by (used in) operating activities	58,571	60,063	80,755
Cash flows from investing activities:
Purchases of securities available for sale	(204,791)	(72,041)	(140,774)
Proceeds from sales of securities available for sale	—	15,996	40,163
Proceeds from maturities, calls, and pay downs of securities available for sale	123,270	28,780	26,339
Proceeds from maturities, calls, and pay downs of securities held to maturity	978	529	679
Proceeds from sales of equity securities	700	783	—
Purchases of loans held for investment	(37,197)	(18,842)	(147,809)
Proceeds from sale of loans	23,578	59,196	232,842
Net change in loans	(380,222)	(92,109)	581,599
Purchases of premises and equipment, net	(62,790)	(23,919)	(10,912)
Expenditures for capitalized software	(21,452)	(16,863)	(6,268)
Net proceeds from sale of OREO	592	—	438
(Purchases) redemptions of FHLB and other restricted stock, net	224	(8,026)	3,894
Purchase of Bank Owned Life Insurance	(20,000)	—	—
Acquired intangible assets	(2,920)	(3,042)	—
Net cash (paid for) received in acquisitions	(10,000)	—	—
Proceeds from sale of disposal group	—	—	85,923
Net cash provided by (used in) investing activities	(590,030)	(129,558)	666,114

	2024	2023	2022
Cash flows from financing activities:
Net increase (decrease) in deposits	843,342	(193,858)	(464,512)
Increase (decrease) in customer repurchase agreements	—	(340)	(1,763)
Increase (decrease) in Federal Home Loan Bank advances	(225,000)	225,000	(150,000)
Repayment of other borrowings	(39,500)	—	(27,144)
Preferred stock dividends	(3,206)	(3,206)	(3,206)
Stock option exercises, net	413	144	(74)
Proceeds from employee stock purchase plan common stock issuance	2,184	1,831	1,548
Purchase of treasury stock, net	(3,292)	(81,623)	(76,714)
Net cash provided by (used in) financing activities	574,941	(52,052)	(721,865)
Net increase (decrease) in cash and cash equivalents	43,482	(121,547)	25,004
Cash and cash equivalents at beginning of period	286,635	408,182	383,178
Cash and cash equivalents at end of period	$330,117	$286,635	$408,182

	2024	2023	2022
Supplemental cash flow information:
Interest paid	$68,627	$48,283	$16,328
Income taxes paid, net	$1	$14,141	$47,215
Cash paid for operating lease liabilities	$5,339	$5,573	$4,052
Supplemental noncash disclosures:
Loans transferred to OREO	$621	$37	$47
Loans held for investment transferred to loans held for sale	$22,787	$53,590	$229,105
Assets transferred to assets held for sale	$—	$—	$80,819
Deposits transferred to deposits held for sale	$—	$—	$10,434
Lease liabilities arising from obtaining right-of-use assets	$2,477	$3,507	$5,267
Securities available for sale purchased, not settled	$—	$11,998	$7,960
Non-cash consideration received from sale of loan portfolio or disposal group	$—	$—	$5,529

See accompanying notes to consolidated financial statements.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Triumph Financial, Inc. (collectively with its subsidiaries, “Triumph Financial,” or the “Company” as applicable) is a financial holding company headquartered in Dallas, Texas, offering a diversified line of banking, factoring, payments, and intelligence services. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Triumph CRA Holdings, LLC (“TCRA”) and TBK Bank, SSB (“TBK Bank”), and TBK Bank’s wholly owned subsidiary Triumph Insurance Group, Inc. (“TIG”). Substantially all of the Company's products and services (other than certain insurance brokerage activities at TIG) are offered through TBK Bank.
Effective January, 1, 2025, we merged Triumph Financial Services LLC, the entity though which we previously conducted all of our factoring operations, with and into TBK Bank, SSB.
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

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method. Amortization of premiums and discounts are recognized in interest income over the period to maturity using the interest method, except for premiums on callable debt securities, which are amortized to their earliest call date.
The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest in other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2024, 2023 and 2022.
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
Allowance for Credit Losses – Held to Maturity Securities
The allowance for credit losses on held to maturity securities is estimated on a collective basis by major security type. At December 31, 2024 and 2023, the Company’s held to maturity securities consisted of investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
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
TRIUMPH FINANCIAL, INC.
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
Factored Receivables
The Company accounts for factored receivables in accordance with ASC 310, Receivables.
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
TRIUMPH FINANCIAL, INC.
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
TRIUMPH FINANCIAL, INC.
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

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Individually Evaluated Loans and Collateral Dependent Financial Assets
Loans that do not share risk characteristics with other pooled loans are evaluated for an ACL on an individual basis. For collateral dependent financial assets, the ACL is measured based on the difference between the fair value of the collateral plus other sources of repayment and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications.

Table of Content
TRIUMPH FINANCIAL, INC.
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
Leases
The Company leases certain properties and equipment under operating leases. The Company recognizes a liability to make lease payments, the “lease liability,” and an asset representing the right to use the underlying asset during the lease term, the “right-of-use asset.” The lease liability is measured at the present value of the remaining lease payments, discounted at the Company’s incremental borrowing rate. The right-of-use asset is measured at the amount of the lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset. Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the lease liability, and any impairment of the right-of-use asset.
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

Table of Content
TRIUMPH FINANCIAL, INC.
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
The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform the test for goodwill impairment (the qualitative method). If the qualitative method cannot be used or if it determines, based on the qualitative method, that the fair value is more likely than not less than the carrying amount, the Company compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the Company will record an impairment charge based on that difference. Our annual goodwill impairment test did not identify any goodwill impairment for the years ended December 31, 2024, 2023 and 2022.
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

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivative Financial Instruments
The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. The Company did not have any derivatives at December 31, 2024 and 2023. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Unrealized gains or losses are reported as other comprehensive income or loss.
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
In the ordinary course of business, the Company generally does not sell or transfer non-impaired loans and deposits. As such, the disclosures that present the December 31, 2024 and 2023 estimated fair value for non-impaired loans and deposits are judgmental and may not represent amounts to be received if the Company were to sell or transfer such items.
Revenue from Contracts with Customers
See Note 23 – Revenue Recognition for information related to the Company's revenue recognition.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reportable Segments
The Company’s reportable segments are comprised of strategic business units primarily based upon industry categories and, to a lesser extent, the core competencies relating to product origination, distribution methods, operations and servicing. Segment determination also considers organizational structure and is consistent with the presentation of financial information to the chief operating decision maker to evaluate segment performance, develop strategy, and allocate resources. The Company's chief operating decision maker is the Chief Executive Officer of Triumph Financial, Inc. Management has determined that the Company has four reportable segments consisting of Banking, Factoring, Payments, and Intelligence.
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
The Intelligence segment was launched in the fourth quarter of 2024 to turn the over-the-road trucking data collected through our services into actionable insights for our customers. This launch coincided with our acquisition of Isometric Technologies Inc. that provides service and performance scoring and benchmarking capabilities to the over-the-road trucking industry. Intelligence offerings enable better decision making, market intelligence and automation. The revenue for these offerings is derived through access and subscription fees, as well as seat licenses where applicable.
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

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 Requires public entities to disclose significant segment expenses, an amount and description for other segment items, the title and position of the entity’s chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measures of profit or loss to assess segment performance, and, on an interim basis, certain segment related disclosures that previously were required only on an annual basis. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements and that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 effective December 31, 2024. Adoption of ASU 2023-07 did not have a material impact on the Company's consolidated financial statements. See Note 24 – Business Segment Information for new disclosures required by ASU 2023-07.
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
In November 2024, the FASB issued Accounting Standards Update 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"). ASU 2024-03 requires public entities to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. ASU 2024-03 is effective for the Company for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will update its expense disclosures upon adoption.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 — ACQUISITIONS AND DIVESTITURES
Isometric Technologies Inc.
On December 1, 2024, the Company acquired Isometric Technologies Inc. ("ISO"), a freight technology company engaged in providing service and performance scoring and benchmarking capabilities to the over-the-road trucking industry.
A summary of the estimated fair values of assets acquired, consideration transferred, and the resulting goodwill is as follows:

(Dollars in thousands)
Assets acquired:
Intangible assets - capitalized software	$1,680
Intangible assets - customer relationship	60
Intangible assets - other	20
Fair value of net assets acquired	$1,760
Consideration:
Cash paid	$10,000
Goodwill	$8,240
The Company has recognized goodwill of $8,240,000, which was calculated as the excess of the fair value of consideration exchanged as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Intelligence segment. The goodwill in this acquisition resulted from expected synergies between our Factoring, Payments, and Intelligence segments and progress towards the development of data products to be offered to the freight brokerage community. The goodwill will be deducted for tax purposes. The initial accounting for the acquisition has not been completed because the fair values of the assets acquired have not yet been finalized.
The intangible assets recognized include a capitalized software intangible asset with an acquisition date fair value of $1,680,000 which will be amortized on a straight-line basis over its four year estimated useful life, a customer relationship intangible asset with an acquisition date fair value of $60,000 which will be amortized utilizing an accelerated method over its four year estimated useful life, and a trade name intangible asset with an acquisition date fair value of $20,000 which will be amortized on a straight-line basis over its one year estimated useful life.
Revenue and earnings of ISO since the acquisition date have not been disclosed as the acquired company was merged into the Company and separate financial information is not readily available.
Expenses related to the acquisition totaling $324,000 were recorded in professional fees in the consolidated statements of income during the year ended December 31, 2024.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The associated agreement contains a provision that in the event that a sold loan is prepaid in full prior to the due date of the final scheduled contractual payment, the Company will return a pro-rata portion of the premium calculated as of the date of such prepayment in full. As this transaction qualified as a sale of a group of entire financial assets, management must recognize, as proceeds, any assets obtained and liabilities incurred. Thus, management recorded a $708,000 liability for the potential return of premium measured at fair value as of the date of close. Management has elected the fair value option to account for the liability. It is recorded in other liabilities in the Company's Consolidated Balance Sheet and is marked to fair value through earnings at each reporting period and its balance was not significant at December 31, 2024 or 2023.
The gain on sale, net of transaction costs, was included in net gains (losses) on sale of loans in the Company’s Consolidated Statements of Income and was allocated to the Banking segment.

Table of Content
TRIUMPH FINANCIAL, INC.
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
NOTE 3 — SECURITIES
Equity Securities with Readily Determinable Fair Values
The Company held equity securities with fair values of $4,445,000 and $4,488,000 at December 31, 2024 and 2023, respectively. The gross realized and unrealized gains (losses) recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

(Dollars in thousands)	2024	2023	2022
Unrealized gains (losses) on equity securities still held at the reporting date	$(43)	$62	$(313)
Realized gains (losses) on equity securities sold during the period	—	18	—
	$(43)	$80	$(313)

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Securities Without Readily Determinable Fair Values
The following table summarizes the Company's investments in equity securities without readily determinable fair values:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Equity Securities without readily determinable fair value, at cost	$71,807	$65,814
Upward adjustments based on observable price changes, cumulative	10,163	10,163
Equity Securities without readily determinable fair value, carrying value	$81,970	$75,977
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
The gross realized and unrealized gains (losses) recognized on equity securities without readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Unrealized gains (losses) on equity securities still held at the reporting date	$—	$—	$10,163
Realized gains (losses) on equity securities sold during the period	534	—	—
	$534	$—	$10,163
Trax Group, Inc.
On June 22, 2023, the Company made a minority investment in Trax Group, Inc. ("Trax"), a leader in transportation spend management solutions. The investment in Trax is accounted for as an equity investment without a readily determinable fair value measured under the measurement alternative and is included in other assets in the Company's consolidated balance sheets. The Company's investment in Trax totaled $9,700,000 at December 31, 2024 and 2023 and has been allocated to the Payments segment.
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
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company's additional investment in WSI under the Investor Rights Agreement qualified as an orderly and observable transaction for an identical investment in WSI, therefore the fair value of the Company's original 8% common stock investment was required to be adjusted from $4,925,000 at March 31, 2022 to $15,088,000, resulting in a gain of $10,163,000 that was recorded in other noninterest income on the Company's consolidated statements of income during the year ended December 31, 2022. The Company's investment in WSI totaled $38,088,000 at December 31, 2024 and 2023 and has been allocated to the Payments segment.
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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2024
Available for sale securities:
Mortgage-backed securities, residential	$89,740	$89	$(5,644)	$—	$84,185
Asset-backed securities	907	—	(2)	—	905
State and municipal	3,154	—	(91)	—	3,063
CLO Securities	290,286	1,627	—	—	291,913
Corporate bonds	266	—	(4)	—	262
SBA pooled securities	1,305	9	(81)	—	1,233
Total available for sale securities	$385,658	$1,725	$(5,822)	$—	$381,561

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2024
Held to maturity securities:
CLO securities	$5,367	$—	$(2,853)	$2,514
Allowance for credit losses	(3,491)
Total held to maturity securities, net of ACL	$1,876

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2023
Available for sale securities:
Mortgage-backed securities, residential	$60,411	$221	$(4,793)	$—	$55,839
Asset-backed securities	1,188	—	(18)	—	1,170
State and municipal	4,560	1	(46)	—	4,515
CLO Securities	235,484	1,137	(330)	—	236,291
Corporate bonds	268	7	—	—	275
SBA pooled securities	1,642	3	(91)	—	1,554
Total available for sale securities	$303,553	$1,369	$(5,278)	$—	$299,644

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2023
Held to maturity securities:
CLO securities	$6,167	$30	$(2,182)	$4,015
Allowance for credit losses	(3,190)
Total held to maturity securities, net of ACL	$2,977

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amortized cost and estimated fair value of debt securities at December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$468	$468	$—	$—
Due from one year to five years	2,183	2,134	5,367	2,514
Due from five years to ten years	49,481	49,672	—	—
Due after ten years	241,574	242,964	—	—
	293,706	295,238	5,367	2,514
Mortgage-backed securities, residential	89,740	84,185	—	—
Asset-backed securities	907	905	—	—
SBA pooled securities	1,305	1,233	—	—
	$385,658	$381,561	$5,367	$2,514
Proceeds from sales of debt securities and the associated gross gains and losses are as follows:

(Dollars in thousands)	2024	2023	2022
Proceeds	$—	$15,996	$40,163
Gross gains	—	103	2,514
Gross losses	—	—	—
Net gains and losses from calls of securities	(1)	(1)	(2)
Debt securities with a carrying amount of approximately $25,818,000 and $42,445,000 at December 31, 2024 and 2023, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.
Accrued interest on available for sale securities totaled $4,755,000 and $3,789,000 at December 31, 2024 and 2023, respectively, and was included in other assets in the Consolidated Balance Sheets.
The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
Available for sale securities:
Mortgage-backed securities, residential	$32,124	$(641)	$35,340	$(5,003)	$67,464	$(5,644)
Asset-backed securities	—	—	905	(2)	905	(2)
State and municipal	355	(5)	2,356	(86)	2,711	(91)
CLO Securities	—	—	—	—	—	—
Corporate bonds	262	(4)	—	—	262	(4)
SBA pooled securities	—	—	876	(81)	876	(81)
Total available for sale securities	$32,741	$(650)	$39,477	$(5,172)	$72,218	$(5,822)

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
Available for sale securities:
Mortgage-backed securities, residential	13,157	(312)	32,885	(4,481)	46,042	(4,793)
Asset-backed securities	1,170	(18)	—	—	1,170	(18)
State and municipal	975	(13)	2,424	(33)	3,399	(46)
CLO Securities	2,576	(13)	42,735	(317)	45,311	(330)
Corporate bonds	—	—	—	—	—	—
SBA pooled securities	216	(9)	1,059	(82)	1,275	(91)
Total available for sale securities	$18,094	$(365)	$79,103	$(4,913)	$97,197	$(5,278)
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
At December 31, 2024, the Company had 85 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2024, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Year Ended December 31,
Held to Maturity CLO Securities	2024	2023	2022
Allowance for credit losses:
Beginning balance	$3,190	$2,444	$2,082
Credit loss expense (benefit)	301	746	362
Allowance for credit losses ending balance	$3,491	$3,190	$2,444
The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation funds. These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially. The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At December 31, 2024 and 2023, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. As of December 31, 2024, $4,073,000 of the Company’s held to maturity securities were classified as nonaccrual.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 — LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Sale
The following table presents loans held for sale:

(Dollars in thousands)	December 31, 2024	December 31, 2023
1-4 family residential	$1,167	$1,230
Commercial	5	6
Total loans held for sale	$1,172	$1,236
Loans Held for Investment and Allowance for Credit Losses
The following table presents the amortized cost and unpaid principal for loans held for investment:

	December 31, 2024			December 31, 2023
(Dollars in thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial real estate	$777,689	$777,980	$(291)	$812,704	$813,623	$(919)
Construction, land development, land	203,804	204,268	(464)	136,720	137,209	(489)
1-4 family residential properties	154,020	153,711	309	125,916	126,096	(180)
Farmland	56,366	56,450	(84)	63,568	63,728	(160)
Commercial	1,119,245	1,120,551	(1,306)	1,170,365	1,176,243	(5,878)
Factored receivables	1,204,510	1,208,486	(3,976)	1,116,654	1,119,544	(2,890)
Consumer	8,000	8,005	(5)	8,326	8,328	(2)
Mortgage warehouse	1,023,326	1,023,326	—	728,847	728,847	—
Total	4,546,960	$4,552,777	$(5,817)	4,163,100	$4,173,618	$(10,518)
Allowance for credit losses	(40,714)			(35,219)
	$4,506,246			$4,127,881
The difference between the amortized cost and unpaid principal balance is due to (1) premiums and discounts associated with acquired loans totaling $2,689,000 and $6,861,000 at December 31, 2024 and 2023, respectively, and (2) net deferred origination and factoring fees totaling $3,128,000 and $3,657,000 at December 31, 2024 and 2023, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $36,838,000 and $30,686,000 at December 31, 2024 and 2023, respectively, and was included in other assets in the Consolidated Balance Sheets.
As of December 31, 2024, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (22%), Illinois (12%), Colorado (10%), and Iowa (4%), make up 48% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2023, the states of Texas (17%), Colorado (15%), Illinois (12%), and Iowa (6%) made up 50% of the Company’s gross loans, excluding factored receivables.
A majority (97%) of the Company’s factored receivables, representing approximately 26% of the total loan portfolio as of December 31, 2024, are transportation receivables. At December 31, 2023, 97% of our factored receivables, representing approximately 26% of our total loan portfolio, were transportation receivables.
At December 31, 2024 and 2023, the Company had $267,891,000 and $253,492,000, respectively, of customer reserves associated with factored receivables which are held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer and are periodically released to or withdrawn by customers. Customer reserves are reported as deposits in the consolidated balance sheets.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2024 and 2023 the balance of the Over-Formula Advance Portfolio, acquired from Transport Financial Solutions during 2020, included in factored receivables was $1,429,000 and $3,151,000, respectively. These amounts were fully reserved at both dates. During the year ended December 31, 2023, new adverse developments with one of the two remaining Over-Formula Advance clients caused the Company to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $3,330,000; however, this net charge-off had no impact on credit loss expense as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed the Company for $1,665,000 of this charge-off.
As of December 31, 2024 the Company carried a separate receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest Over-Formula Advance Portfolio carrier. The balance of such Misdirected Payments, net of customer reserves, was $19,361,000 at December 31, 2024. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We are a party to litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of December 31, 2024.
Loans with carrying amounts of $1,744,145,000 and $1,588,532,000 at December 31, 2024 and 2023, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and Federal Reserve Bank discount window borrowing capacity.
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

(Dollars in thousands)	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
Year ended December 31, 2024
Commercial real estate	$6,030	$(1,749)	$(831)	$375	$3,825
Construction, land development, land	965	1,907	—	1	2,873
1-4 family residential properties	927	544	(72)	5	1,404
Farmland	442	(56)	—	—	386
Commercial	14,060	13,443	(6,218)	134	21,419
Factored receivables	11,896	3,812	(7,186)	1,078	9,600
Consumer	171	408	(483)	89	185
Mortgage warehouse	728	294	—	—	1,022
	$35,219	$18,603	$(14,790)	$1,682	$40,714

(Dollars in thousands)	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
Year ended December 31, 2023
Commercial real estate	$4,459	$1,593	$(108)	$86	$6,030
Construction, land development, land	1,155	(195)	—	5	965
1-4 family residential properties	838	82	(5)	12	927
Farmland	483	(41)	—	—	442
Commercial	15,918	7,712	(9,804)	234	14,060
Factored receivables	19,121	2,961	(10,997)	811	11,896
Consumer	175	44	(563)	515	171
Mortgage warehouse	658	70	—	—	728
	$42,807	$12,226	$(21,477)	$1,663	$35,219

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Year ended December 31, 2022
Commercial real estate	$3,961	$546	$(108)	$60	$4,459
Construction, land development, land	827	323	—	5	1,155
1-4 family residential properties	468	363	—	7	838
Farmland	562	(79)	—	—	483
Commercial	14,485	2,713	(2,205)	925	15,918
Factored receivables	20,915	3,045	(5,853)	1,014	19,121
Consumer	226	239	(435)	145	175
Mortgage warehouse	769	(111)	—	—	658
	$42,213	$7,039	$(8,601)	$2,156	$42,807
The increase in required ACL during the year ended December 31, 2024 is a function of net charge-offs of $13,108,000 and credit loss expense of $18,603,000.
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

For all DCF models at December 31, 2024, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At December 31, 2024 as compared to December 31, 2023, the Company forecasted slightly higher unemployment and slightly lower one-year percentage change in the national home price index. The Company forecasted a modest increase in one-year percentage change in national retail sales while forecasted GDP was virtually unchanged. At December 31, 2024 for national unemployment, the Company projected a relatively low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a small increase in the first two projected quarters followed by a decline to negative levels over the last two projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected a positive increase in the first projected quarter followed by a steep drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected low growth in the first two projected quarters followed by contraction in the last two projected quarters. At December 31, 2024, the Company made no adjustments to its historical prepayment speeds given the uncertain direction of the interest rate environment in the macro economy.

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

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2024, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $3,178,000, and changes in the loan volume and mix of our portfolio had an insignificant impact on the required ACL. Specific reserves increased by $2,433,000. Net charge-offs during the period were $13,108,000.
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
December 31, 2024
Commercial real estate	$30,042	$—	$—	$4,211	$34,253	$28
Construction, land development, land	2,410	—	—	—	2,410	—
1-4 family residential	810	—	—	—	810	47
Farmland	1,870	—	73	53	1,996	—
Commercial	2,196	—	52,364	18,819	73,379	9,294
Factored receivables	—	32,773	—	—	32,773	3,993
Consumer	—	—	—	116	116	—
Mortgage warehouse	—	—	—	—	—	—
Total	$37,328	$32,773	$52,437	$23,199	$145,737	$13,362
Commercial loans secured by Other collateral primarily consist of large liquid credit loans secured by the underlying enterprise values of the borrowers.
At December 31, 2024 the balance of the Over-Formula Advance Portfolio included in factored receivables was $1,429,000 and was fully reserved. At December 31, 2024 the balance of Misdirected Payments, net of customer reserves, included in factored receivables was $19,361,000 and carried no ACL allocation.

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

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2023 the balance of the Over-Formula Advance Portfolio included in factored receivables was $3,151,000 and was fully reserved. At December 31, 2023 the balance of Misdirected Payments, net of customer reserves, included in factored receivables was $19,361,000 and carried no ACL allocation.
Past Due and Nonaccrual Loans
The following tables present an aging of contractually past due loans:

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More Still Accruing
December 31, 2024
Commercial real estate	$840	$3,404	$10,363	$14,607	$763,082	$777,689	$—
Construction, land development, land	—	2,410	—	2,410	201,394	203,804	—
1-4 family residential properties	1,188	631	229	2,048	151,972	154,020	—
Farmland	601	140	150	891	55,475	56,366	—
Commercial	7,525	16,150	51,437	75,112	1,044,133	1,119,245	—
Factored receivables	24,828	4,193	24,718	53,739	1,150,771	1,204,510	24,718
Consumer	33	11	—	44	7,956	8,000	—
Mortgage warehouse	—	—	—	—	1,023,326	1,023,326	—
	$35,015	$26,939	$86,897	$148,851	$4,398,109	$4,546,960	$24,718

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More Still Accruing
December 31, 2023
Commercial real estate	$—	$74	$1,369	$1,443	$811,261	$812,704	$—
Construction, land development, land	—	—	—	—	136,720	136,720	—
1-4 family residential properties	680	639	309	1,628	124,288	125,916	—
Farmland	173	—	—	173	63,395	63,568	—
Commercial	4,585	4,699	5,423	14,707	1,155,658	1,170,365	—
Factored receivables	32,177	6,438	26,332	64,947	1,051,707	1,116,654	26,332
Consumer	44	96	31	171	8,155	8,326	—
Mortgage warehouse	—	—	—	—	728,847	728,847	—
	$37,659	$11,946	$33,464	$83,069	$4,080,031	$4,163,100	$26,332
At December 31, 2024 and 2023, total past due Over-Formula Advances recorded in factored receivables was $1,429,000 and $3,151,000, respectively, all of which was considered past due 90 days or more. At December 31, 2024 and 2023, the Misdirected Payments, net of customer reserves, totaled $19,361,000, all of which was considered past due 90 days or more. Given the nature of factored receivables, these assets are disclosed as past due 90 days or more still accruing; however, the Company is not recognizing income on the assets. Historically, any income recognized on factored receivables that are past due 90 days or more has not been material.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Total Nonaccrual	Nonaccrual With No ACL	Total Nonaccrual	Nonaccrual With No ACL
Commercial real estate	$11,254	$10,481	$2,447	$190
Construction, land development, land	2,410	2,410	—	—
1-4 family residential	810	763	1,178	1,028
Farmland	1,996	1,996	968	968
Commercial	73,437	45,405	40,951	33,188
Factored receivables	—	—	—	—
Consumer	116	116	133	133
Mortgage warehouse	—	—	—	—
	$90,023	$61,171	$45,677	$35,507
The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Commercial real estate	$—	$17	$—
Construction, land development, land	2	—	2
1-4 family residential	5	8	1
Farmland	13	57	—
Commercial	194	105	28
Factored receivables	—	—	—
Consumer	—	4	—
Mortgage warehouse	—	—	—
	$214	$191	$31
There was no interest earned on nonaccrual loans during the years ended December 31, 2024, 2023, and 2022.
The following table presents information regarding nonperforming loans:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Nonaccrual loans	$90,023	$45,677
Factored receivables greater than 90 days past due	23,289	23,181
	$113,312	$68,858
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

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. As of December 31, 2024 and 2023, based on the most recent analysis performed, the risk category of loans is as follows:

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2024	2024	2023	2022	2021	2020	Prior
Commercial real estate
Pass	$212,265	$77,836	$48,149	$79,860	$90,460	$28,579	$87,634	$125	$624,908
Classified	6,283	116,794	—	9,591	659	19,454	—	—	152,781
Total commercial real estate	$218,548	$194,630	$48,149	$89,451	$91,119	$48,033	$87,634	$125	$777,689
YTD gross charge-offs	$—	$—	$352	$425	$54	$—	$—	$—	$831

Construction, land development, land
Pass	$126,504	$67,977	$850	$950	$257	$178	$4,678	$—	$201,394
Classified	—	—	—	—	—	2,410	—	—	2,410
Total construction, land development, land	$126,504	$67,977	$850	$950	$257	$2,588	$4,678	$—	$203,804
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential
Pass	$45,087	$19,836	$13,458	$17,192	$6,326	$18,287	$32,144	$302	$152,632
Classified	113	626	100	204	—	254	91	—	1,388
Total 1-4 family residential	$45,200	$20,462	$13,558	$17,396	$6,326	$18,541	$32,235	$302	$154,020
YTD gross charge-offs	$—	$—	$—	$—	$—	$72	$—	$—	$72

Farmland
Pass	$14,914	$6,077	$8,726	$4,334	$6,472	$12,866	$898	$73	$54,360
Classified	68	53	1,503	—	11	371	—	—	2,006
Total farmland	$14,982	$6,130	$10,229	$4,334	$6,483	$13,237	$898	$73	$56,366
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$325,712	$125,419	$81,599	$28,177	$8,249	$8,686	$442,362	$221	$1,020,425
Classified	6,659	56,378	12,365	6,275	6,680	3	10,460	—	98,820
Total commercial	$332,371	$181,797	$93,964	$34,452	$14,929	$8,689	$452,822	$221	$1,119,245
YTD gross charge-offs	$934	$1,540	$2,209	$452	$579	$153	$351	$—	$6,218

Factored receivables
Pass	$1,170,308	$—	$—	$—	$1,429	$—	$—	$—	$1,171,737
Classified	13,412	—	—	—	19,361	—	—	—	32,773
Total factored receivables	$1,183,720	$—	$—	$—	$20,790	$—	$—	$—	$1,204,510
YTD gross charge-offs	$5,628	$1,558	$—	$—	$—	$—	$—	$—	$7,186

Consumer
Pass	$4,242	$1,710	$587	$312	$203	$720	$110	$—	$7,884
Classified	16	—	3	63	—	34	—	—	116
Total consumer	$4,258	$1,710	$590	$375	$203	$754	$110	$—	$8,000
YTD gross charge-offs	$—	$457	$20	$5	$—	$1	$—	$—	$483

Mortgage warehouse
Pass	$1,023,326	$—	$—	$—	$—	$—	$—	$—	$1,023,326
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$1,023,326	$—	$—	$—	$—	$—	$—	$—	$1,023,326
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$2,922,358	$298,855	$153,369	$130,825	$113,396	$69,316	$567,826	$721	$4,256,666
Classified	26,551	173,851	13,971	16,133	26,711	22,526	10,551	—	290,294
Total loans	$2,948,909	$472,706	$167,340	$146,958	$140,107	$91,842	$578,377	$721	$4,546,960
YTD gross charge-offs	$6,562	$3,555	$2,581	$882	$633	$226	$351	$—	$14,790

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2023	2023	2022	2021	2020	2019	Prior
Commercial real estate
Pass	$244,388	$119,169	$98,484	$116,078	$16,351	$34,724	$88,547	$159	$717,900
Classified	91,456	665	1,630	1,016	37	—	—	—	94,804
Total commercial real estate	$335,844	$119,834	$100,114	$117,094	$16,388	$34,724	$88,547	$159	$812,704
YTD gross charge-offs	$108	$—	$—	$—	$—	$—	$—	$—	$108

Construction, land development, land
Pass	$91,557	$34,683	$1,668	$2,996	$2,928	$276	$2,612	$—	$136,720
Classified	—	—	—	—	—	—	—	—	—
Total construction, land development, land	$91,557	$34,683	$1,668	$2,996	$2,928	$276	$2,612	$—	$136,720
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential
Pass	$22,637	$16,336	$19,542	$7,229	$2,462	$20,950	$35,373	$174	$124,703
Classified	296	1	99	—	40	590	187	—	1,213
Total 1-4 family residential	$22,933	$16,337	$19,641	$7,229	$2,502	$21,540	$35,560	$174	$125,916
YTD gross charge-offs	$5	$—	$—	$—	$—	$—	$—	$—	$5

Farmland
Pass	$13,140	$13,628	$5,586	$7,876	$2,296	$18,542	$1,359	$155	$62,582
Classified	677	—	—	18	86	205	—	—	986
Total farmland	$13,817	$13,628	$5,586	$7,894	$2,382	$18,747	$1,359	$155	$63,568
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$269,496	$196,731	$79,125	$61,440	$24,583	$10,476	$472,269	$370	$1,114,490
Classified	27,547	19,441	5,462	3,291	24	80	30	—	55,875
Total commercial	$297,043	$216,172	$84,587	$64,731	$24,607	$10,556	$472,299	$370	$1,170,365
YTD gross charge-offs	$100	$4,619	$4,493	$499	$44	$49	$—	$—	$9,804

Factored receivables
Pass	$1,075,428	$—	$—	$3,151	$—	$—	$—	$—	$1,078,579
Classified	18,714	—	—	19,361	—	—	—	—	38,075
Total factored receivables	$1,094,142	$—	$—	$22,512	$—	$—	$—	$—	$1,116,654
YTD gross charge-offs	$5,374	$2,293	$—	$3,330	$—	$—	$—	$—	$10,997

Consumer
Pass	$4,141	$1,442	$593	$406	$83	$1,488	$40	$—	$8,193
Classified	19	—	83	1	—	30	—	—	133
Total consumer	$4,160	$1,442	$676	$407	$83	$1,518	$40	$—	$8,326
YTD gross charge-offs	$519	$25	$12	$3	$—	$4	$—	$—	$563

Mortgage warehouse
Pass	$728,847	$—	$—	$—	$—	$—	$—	$—	$728,847
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$728,847	$—	$—	$—	$—	$—	$—	$—	$728,847
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$2,449,634	$381,989	$204,998	$199,176	$48,703	$86,456	$600,200	$858	$3,972,014
Classified	138,709	20,107	7,274	23,687	187	905	217	—	191,086
Total loans	$2,588,343	$402,096	$212,272	$222,863	$48,890	$87,361	$600,417	$858	$4,163,100
YTD gross charge-offs	$6,106	$6,937	$4,505	$3,832	$44	$53	$—	$—	$21,477

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following tables present the amortized cost basis at the end of the reporting period and the financial effect of loan modifications made to borrowers experiencing financial difficulty:

	Term Extension
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Term Extended By
Year Ended December 31, 2024
Commercial real estate	$27,178	3.5%	0.5 years
Commercial	9,067	0.8%	0.7 years
Consumer	16	0.2%	6.1 years
	$36,261	0.8%

Year Ended December 31, 2023
Commercial real estate	$415	0.1%	1.1 years
1-4 family residential	271	0.2%	0.5 years
Farmland	604	1.0%	0.5 years
Commercial	1,548	0.1%	1.5 years
	$2,838	0.1%

	Payment Delay
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Payments Delayed By
Year Ended December 31, 2023
Commercial	$22,547	1.9%	0.6 years
	$22,547	0.5%

	Term Extension and Rate Reduction
			Financial Effect
				Interest Rate Reduced
(Dollars in thousands)	Amortized Cost	% of Portfolio	Term Extended By	From	To
Year Ended December 31, 2024
Commercial real estate	$139	—%	1.0 years	12.5%	10.0%
	$139	—%

Year Ended December 31, 2023
Commercial real estate	$83,349	10.3%	0.5 years	10.1%	5.1%
Commercial	496	—%	0.3 years	10.5%	9.5%
	$83,845	2.0%

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Payment Delay and Rate Reduction
			Financial Effect
				Interest Rate Reduced
(Dollars in thousands)	Amortized Cost	% of Portfolio	Payments Delayed By	From	To
Year Ended December 31, 2024
Commercial real estate	$23,000	3.0%	0.7 years	8.7%	6.0%
	$23,000	0.5%

Year Ended December 31, 2023
Commercial real estate	$23,001	2.8%	0.8 years	9.4%	6.0%
	$23,001	0.6%

	Term Extension and Principal Forgiveness
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Term Extended By	Principal Forgiven
Year Ended December 31, 2024
Commercial	$4,128	0.4%	1.8 years	$507
	$4,128	0.1%

	Term Extension and Payment Delay
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Term Extended By	Payments Delayed By
Year Ended December 31, 2024
Commercial	$488	—%	0.7 years	0.7 years
	$488	—%
Generally, if a loan to a borrower experiencing financial difficulty is modified, the Company will seek to obtain credit enhancements when possible.
The following table presents the payment status of loans that have been modified in the last twelve months:

	December 31, 2024
(Dollars in thousands)	Current	Past Due 30-89 Days	Past Due 90 Days or More	Total
Commercial real estate	$50,317	$—	$—	$50,317
Commercial	13,684	—	—	13,684
Consumer	16	—	—	16
	$64,017	$—	$—	$64,017
At December 31, 2024, the Company had $4,939,000 of commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.
There were $1,771,000 of commercial loans to a borrower experiencing financial difficulty that had a payment default during the year ended December 31, 2024 and were modified in the form of a payment delay in the twelve months prior to that default. There were no loans to borrowers experiencing financial difficulty that had a payment default during the year ended December 31, 2023 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Residential Real Estate Loans In Process of Foreclosure
At December 31, 2024 and 2023, the Company had no 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.
NOTE 5 — OTHER REAL ESTATE OWNED
Other real estate owned activity was as follows:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Beginning balance	$37	$—	$524
Loans transferred to OREO	621	37	47
Net OREO gains (losses) and valuation adjustments	(66)	—	(133)
Sales of OREO	(592)	—	(438)
Ending balance	$—	$37	$—
NOTE 6 — PREMISES AND EQUIPMENT
Premises and Equipment
Premises and equipment consisted of the following:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Land	$22,091	$13,080
Buildings	102,514	58,282
Leasehold improvements	40,394	39,499
Automobiles and aircraft	30,076	22,966
Furniture, fixtures and equipment	42,281	40,814
	237,356	174,641
Accumulated depreciation	(76,619)	(61,184)
	$160,737	$113,457
Depreciation expense was $15,510,000, $13,801,000 and $13,302,000 for the years ended December 31, 2024, 2023, and 2022, respectively.
Leases
The Company leases certain premises and equipment under operating leases. At December 31, 2024 and 2023, the Company had lease liabilities totaling $29,449,000 and $32,311,000, respectively, and right-of-use assets totaling $26,555,000 and $29,527,000, respectively, related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the years ended December 31, 2024 and 2023, the weighted average remaining lease term for operating leases was 6.09 and 6.6 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 3.1% and 3.0%, respectively.
Lease costs were as follows:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Operating lease cost	$5,450	$5,294	$4,242
Short-term lease cost	598	460	—
Variable lease cost	20	145	880
Total lease cost	$6,068	$5,899	$5,122

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the year ended December 31, 2024. At December 31, 2024, the Company did not have any leases that had not yet commenced, but will create significant rights and obligations for the Company.
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(Dollars in thousands)	December 31, 2024
Lease payments due:
Within one year	$6,724
After one but within two years	5,815
After two but within three years	5,207
After three but within four years	4,395
After four but within five years	4,199
After five years	6,377
Total undiscounted cash flows	32,717
Discount on cash flows	(3,268)
Total lease liability	$29,449
Lessor Operating Leases
On March 20, 2024, the Company purchased a building in Dallas, TX that will be the future headquarters for Triumph Financial. The Company currently leases space in the building to tenants under operating leases for which the terms vary, including certain provisions to extend the lease term, options for early terminations subject to specified penalties, and other terms and conditions as negotiated.
The Company’s leases are not complex; therefore there were no significant assumptions or judgements made as part of the determination of whether the contracts contained a lease or the allocation of consideration in the contracts between lease and non-lease components.
The table below shows the Company's revenue from operating leases, which is included in other non-interest income in the Company's consolidated statements of income.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Fixed payments	$2,833	$—	$—
Variable payments	1,222	—	—
Amortization of intangibles included in lease income	(75)	—	—
Total lease income	$3,980	$—	$—
The table below shows a maturity analysis of lease payments due to the Company under these operating leases as of December 31, 2024:

(Dollars in thousands)	December 31, 2024
Lease payments due:
Within one year	$2,180
After one but within two years	2,164
After two but within three years	1,636
After three but within four years	1,536
After four but within five years	1,495
After five years	4,476
Total	$13,487

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Goodwill	$241,949	$233,709

	December 31, 2024			December 31, 2023
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,578	$(40,310)	$3,268	$43,578	$(38,084)	$5,494
Software intangible asset	18,612	(15,168)	3,444	16,932	(10,935)	5,997
Customer relationship intangibles	30,014	(23,053)	6,961	29,954	(19,901)	10,053
Other intangible assets	5,627	(3,041)	2,586	3,498	(1,396)	2,102
	$97,831	$(81,572)	$16,259	$93,962	$(70,316)	$23,646
The changes in goodwill and intangible assets by operating segment during the year are as follows:

(Dollars in thousands)					Total	Corporate
December 31, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other	Total
Beginning balance	$113,346	$59,161	$84,748	$—	$257,255	$100	$257,355
Acquired goodwill	—	—	—	8,240	8,240	—	8,240
Acquired intangibles	—	—		1,760	1,760	2,920	4,680
Amortization of intangibles	(2,372)	(1,490)	(6,763)	—	(10,625)	(1,367)	(11,992)
Amortization of intangibles included in lease income	—	—	—	—	—	(75)	(75)
Ending balance	$110,974	$57,671	$77,985	$10,000	$256,630	$1,578	$258,208

(Dollars in thousands)					Total	Corporate
December 31, 2023	Banking	Factoring	Payments	Intelligence	Segments	and Other	Total
Beginning balance	$116,296	$60,982	$88,389	$—	$265,667	$100	$265,767
Acquired intangibles	—	—	3,042	—	3,042	—	3,042
Amortization of intangibles	(2,950)	(1,821)	(6,683)	—	(11,454)	—	(11,454)
Ending balance	$113,346	$59,161	$84,748	$—	$257,255	$100	$257,355

(Dollars in thousands)					Total	Corporate
December 31, 2022	Banking	Factoring	Payments	Intelligence	Segments	and Other	Total
Beginning balance	$119,306	$63,275	$94,275	$—	$276,856	$—	$276,856
Acquired goodwill - measurement period adjustment	—	—	(18)	—	(18)	—	(18)
Acquired intangibles	751	—	—	—	751	100	851
Amortization of intangibles	(3,761)	(2,293)	(5,868)	—	(11,922)	—	(11,922)
Ending balance	$116,296	$60,982	$88,389	$—	$265,667	$100	$265,767
Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Company assesses goodwill for impairment at its reporting units that contain goodwill, Banking, Factoring, Payments, and Intelligence. A qualitative goodwill impairment test was performed on the Company's reporting units as of October 1, 2024 which indicated that it was more likely than not that the fair value of the reporting units exceeded their Carrying value, resulting in no impairment.
After performing an impairment test of intangible assets during the years ended December 31, 2024, 2023, and 2022, it was determined that no indicators of impairment were present and thus, no intangible asset impairment charge was recorded.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Except for software intangible assets that are amortized utilizing a straight line method, material acquired intangible assets are being amortized utilizing an accelerated method over their estimated useful lives. The useful lives of the Company's intangible assets range from 4 to 11 years.
The future amortization schedule for the Company’s intangible assets with finite lives is as follows:

(Dollars in thousands)
2025	$6,656
2026	3,623
2027	2,249
2028	1,420
2029	616
Thereafter	844
$15,408
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
The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $1,876,000 and $2,977,000 at December 31, 2024 and 2023, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.
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

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents the pre-tax impact of the terminated cash flow hedge on AOCI:

Year Ended
(Dollars in thousands)	December 31, 2022
Unrealized gains on terminated hedges
Beginning Balance	$—
Unrealized gains arising during the period	9,316
Reclassification adjustments for amortization of unrealized (gains) into net income	(9,316)
Ending Balance	$—
The Company did not have any derivative financial instruments at December 31, 2024 and 2023.

The table below presents the effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Income, net of tax:

	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component
(Dollars in thousands)
Year Ended December 31, 2022
Derivatives in cash flow hedging relationships:
Interest rate swaps	$2,398	$2,398	Interest Expense	$7,103	$7,103
NOTE 10 — DEPOSITS
Deposits are summarized as follows:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Noninterest-bearing demand	$1,964,457	$1,632,022
Interest-bearing demand	697,949	757,455
Individual retirement accounts	43,937	52,195
Money market	629,610	568,772
Savings	515,545	555,047
Certificates of deposit	232,232	265,525
Brokered time deposits	490,650	146,458
Other brokered deposits	246,440	4
Total deposits	$4,820,820	$3,977,478

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2024, scheduled maturities of time deposits, including certificates of deposits, individual retirement accounts and brokered time deposits, are as follows:

(Dollars in thousands)	December 31, 2024
Within one year	$740,247
After one but within two years	17,792
After two but within three years	5,643
After three but within four years	1,837
After four but within five years	1,300
Total	$766,819
Time deposits, including individual retirement accounts, certificates of deposit, and brokered time deposits, with individual balances of $250,000 and greater totaled $60,190,000 and $66,172,000 at December 31, 2024 and 2023, respectively.
NOTE 11 — BORROWINGS AND BORROWING CAPACITY
Customer Repurchase Agreements
Customer repurchase agreements are overnight customer sweep arrangements. Information concerning customer repurchase agreements is summarized as follows:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Amount outstanding at end of the year	$—	$—
Weighted average interest rate at end of the year	—%	—%
Average daily balance during the year	$—	$723
Weighted average interest rate during the year	—%	0.03%
Maximum month-end balance during the year	$—	$3,208
FHLB Advances
FHLB advances are collateralized by assets, including a blanket pledge of certain loans. FHLB advances and weighted average interest rates at end of period by contractual maturity are summarized as follows:

	Variable Rate
(Dollars in thousands)	Balance Outstanding	Weighted Average Interest Rate
2027	$30,000	4.79%
Information concerning FHLB advances is summarized as follows:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Amount outstanding at end of the year	$30,000	$255,000
Weighted average interest rate at end of the year	4.79%	5.65%
Average daily balance during the year	$120,369	$194,795
Weighted average interest rate during the year	5.38%	5.30%
Maximum month-end balance during the year	$280,000	$530,000

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s unused borrowing capacity with the FHLB is as follows:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Borrowing capacity	$849,134	$842,016
Borrowings outstanding	(30,000)	(255,000)
Unused borrowing capacity	$819,134	$587,016
Paycheck Protection Program Liquidity Facility (“PPPLF”)
The PPPLF is a lending facility offered by the Federal Reserve Banks to facilitate lending to small businesses under the Paycheck Protection Program. Borrowings under the PPPLF are secured by Paycheck Protection Program Loans (“PPP loans”) guaranteed by the Small Business Administration (“SBA”) and mature at the same time as the PPP Loan pledged to secure the extension of credit. The maturity dates of the borrowings are accelerated if the underlying PPP Loan goes into default and the Company sells the PPP Loan to the SBA to realize on the SBA guarantee or if the Company receives any loan forgiveness reimbursement from the SBA for the underlying PPP Loan. The Company's PPPLF borrowings were repaid during January 2022 and there were no PPPLF borrowings outstanding at December 31, 2024, and 2023, and 2022.
Federal Funds Purchased
The Company had no federal funds purchased at December 31, 2024 and 2023. However, as of December 31, 2024, the Company had unsecured federal funds lines of credit with seven unaffiliated banks totaling $227,500,000.
Federal Reserve Bank Discount Window
The Company has entered into agreements with the Federal Reserve Bank of Dallas to borrow from its discount window. The Company had no Federal Reserve Bank discount window borrowings outstanding at December 31, 2024 and 2023. At December 31, 2024, the Company had $546,418,000 of unused borrowing capacity from the Federal Reserve Bank discount window, to which the Company pledged loans with an outstanding balance of $894,294,000.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Subordinated Notes
On November 27, 2019, the Company issued $39,500,000 of Fixed-to-Floating Rate Subordinated Notes due 2029 (the “2019 Notes”). The 2019 Notes initially incurred interest at 4.875% per annum, payable semi-annually in arrears, to, but excluding, November 27, 2024. The 2019 Notes were redeemed on November 27, 2024 at a redemption price equal to the outstanding principal amount of the 2019 Notes plus accrued and unpaid interest to, but excluding, the date of redemption.
On August 26, 2021, the Company issued $70,000,000 of Fixed-to-Floating Rate Subordinated Notes due 2031 (the “2021 Notes”). The 2021 Notes initially bear interest at 3.500% per annum, payable semi-annually in arrears, to, but excluding, September 1, 2026, and, thereafter and to, but excluding, the maturity date or earlier redemption, interest shall be payable quarterly in arrears, at an annual floating rate equal to a benchmark rate, initially three-month SOFR, as determined for the applicable quarterly period, plus 2.860%. The Company may, at its option, beginning on September 1, 2026 and on any scheduled interest payment date thereafter, redeem the 2021 Notes, in whole or in part, at a redemption price equal to the outstanding principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.
The Subordinated Notes are included on the consolidated balance sheets as liabilities at their carrying values; however, for regulatory purposes, the $69,662,000 and $108,678,000 carrying value of these obligations at December 31, 2024 and 2023, respectively, were eligible for inclusion in Tier 2 regulatory capital. Issuance costs related to the Subordinated Notes have been netted against the subordinated notes liability on the balance sheet. The debt issuance costs are being amortized using the effective interest method through maturity and recognized as a component of interest expense.
The Subordinated Notes are subordinated in right of payment to the Company’s existing and future senior indebtedness and are structurally subordinated to the Company’s subsidiaries’ existing and future indebtedness and other obligations.
Junior Subordinated Debentures
The following provides a summary of the Company’s junior subordinated debentures:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Variable Interest Rate	Interest Rate At December 31, 2024
National Bancshares Capital Trust II	$15,464	$13,784	September 2033	Three Month SOFR + 3.26%	7.62%
National Bancshares Capital Trust III	17,526	13,881	July 2036	Three Month SOFR + 1.64%	6.56%
ColoEast Capital Trust I	5,155	3,922	September 2035	Three Month SOFR + 1.86%	6.19%
ColoEast Capital Trust II	6,700	5,052	March 2037	Three Month SOFR + 2.05%	6.38%
Valley Bancorp Statutory Trust I	3,093	2,937	September 2032	Three Month SOFR + 3.66%	7.99%
Valley Bancorp Statutory Trust II	3,093	2,776	July 2034	Three Month SOFR + 3.01%	7.36%
	$51,031	$42,352
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

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The debentures are included on the consolidated balance sheet as liabilities; however, for regulatory purposes, the carrying value of these obligations are eligible for inclusion in Tier I regulatory capital, subject to certain limitations. All of the carrying value of $42,352,000 and $41,740,000 was allowed in the calculation of Tier I regulatory capital as of December 31, 2024 and 2023, respectively.
NOTE 12 — EMPLOYEE BENEFIT PLANS
401(k) Plan
The Company sponsors a 401(k) benefit plan that allows employee contributions up to the maximum tax-deferred limitations established by the Internal Revenue Code, which are matched by the Company equal to 100% of the first 4% of the compensation contributed. Expense related to the 401(k) matching contributions for the years ended December 31, 2024, 2023, and 2022 was $5,115,000, $4,320,000 and $3,569,000, respectively.
NOTE 13 — INCOME TAXES
Income tax expense consisted of the following:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Income tax expense:
Current	$9,162	$5,195	$36,472
Deferred	(4,760)	6,549	(1,828)
Change in valuation allowance for deferred tax asset	(24)	(10)	49
Income tax expense	$4,378	$11,734	$34,693
Effective tax rates differ from federal statutory rates applied to income before income taxes due to the following:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Tax provision computed at federal statutory rate	$4,298	$11,091	$28,771
Effect of:
State taxes, net	1,417	1,920	4,849
Stock-based compensation	(168)	(2,661)	(369)
Non-deductible executive compensation	562	1,943	1,510
Non-deductible meals and entertainment	887	808	441
Federal tax credits	(835)	(835)	(372)
Bank-owned life insurance	(138)	(78)	(89)
Change in valuation allowance for deferred tax asset	(24)	(10)	49
Other	(1,621)	(444)	(97)
Income tax expense	$4,378	$11,734	$34,693

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(Dollars in thousands)	2024	2023
Deferred tax assets
Federal net operating loss carryforwards	$4,727	$5,562
State net operating loss carryforwards	1,432	1,502
Stock-based compensation	5,132	3,658
Unrealized loss on securities available for sale	985	936
Allowance for credit losses	11,538	10,098
Accrued liabilities	5,949	5,362
Lease liability	6,939	7,620
Qualified research expenses	9,251	5,365
Other	919	1,229
Total deferred tax assets	46,872	41,332
Deferred tax liabilities
Goodwill and intangible assets	10,633	10,328
Fair value adjustment on junior subordinated debentures	1,970	2,103
Premises and equipment	12,228	10,220
Lease right-of-use asset	6,320	6,988
Equity securities without readily determinable fair value	1,669	1,661
Other	178	915
Total deferred tax liabilities	32,998	32,215
Net deferred tax asset before valuation allowance	13,874	9,117
Valuation allowance	(293)	(317)
Net deferred tax asset	$13,581	$8,800
The Company's federal and state net operating loss carryforwards as of December 31, 2024 were $22,509,000 and $24,685,000, respectively, which will expire at various dates from 2031 through 2035, with the exception of $12,668,000 of net operating loss carryforwards that will not expire. The Company has a valuation allowance on certain net operating loss carryforwards that are not expected to be realized before expiration.
The Company's federal and state net operating loss carryforwards as of December 31, 2023 were $26,484,000 and $26,220,000, respectively.
An Internal Revenue Code Section 382 (“Section 382”) ownership change was triggered as part of previous acquisitions. A significant portion of the deferred tax asset relating to the Company's net operating loss carryforwards is subject to the annual limitation rules under Section 382. The utilization of tax carryforward attributes acquired from the EJ Financial Corp. (2010) acquisition is subject to an annual limitation of $341,000, with $1,985,000 of carryforwards remaining at December 31, 2024. The utilization of tax carryforward attributes acquired from the National Bancshares, Inc. (2013) acquisition is subject to an annual limitation of $2,040,000, with $7,856,000 of carryforwards remaining at December 31, 2024. The utilization of tax carryforward attributes acquired from HubTran, Inc. (2021) is subject to an annual limitation of $1,594,000, with $12,668,000 of carryforwards remaining at December 31, 2024.
The utilization of deferred tax assets related to the state net operating loss and tax credit carryforwards acquired from the ColoEast (2016) stock acquisition are subject to an annual limitation of $1,906,000 under Section 382 rules, with $2,445,000 of state carryforwards remaining at December 31, 2024.
At December 31, 2024 and 2023, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2021.
NOTE 14 — LEGAL CONTINGENCIES
Various legal claims arise from time to time in the normal course of business which, in the opinion of management as of December 31, 2024, will have no material effect on the Company’s consolidated financial statements.
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
The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	December 31, 2024			December 31, 2023
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$103,784	$486,414	$590,198	$53,822	$527,300	$581,122
Standby letters of credit	$16,630	$7,320	$23,950	$15,013	$9,356	$24,369
Commitments to purchase loans	$—	$9,500	$9,500	$—	$17,125	$17,125
Mortgage warehouse commitments	$—	$810,913	$810,913	$—	$895,896	$895,896
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
The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At December 31, 2024 and 2023, the allowance for credit losses on off balance sheet credit exposures totaled $2,701,000 and $2,838,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The following table presents credit loss expense for off balance sheet credit exposures:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Credit loss expense (benefit)	$(137)	$(769)	$(476)

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Assets and liabilities measured at estimated fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2024	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$84,185	$—	$84,185
Asset-backed securities	—	905	—	905
State and municipal	—	3,063	—	3,063
CLO securities	—	291,913	—	291,913
Corporate bonds	—	262	—	262
SBA pooled securities	—	1,233	—	1,233
	$—	$381,561	$—	$381,561

Equity securities with readily determinable fair values
Mutual fund	$4,445	$—	$—	$4,445

Loans held for sale	$—	$1,172	$—	$1,172

Indemnification asset	$—	$—	$679	$679

Revenue share asset	$—	$—	$2,616	$2,616

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2023	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$55,839	$—	$55,839
Asset-backed securities	—	1,170	—	1,170
State and municipal	—	4,515	—	4,515
CLO Securities	—	236,291	—	236,291
Corporate bonds	—	275	—	275
SBA pooled securities	—	1,554	—	1,554
	$—	$299,644	$—	$299,644

Equity securities with readily determinable fair values
Mutual fund	$4,488	$—	$—	$4,488

Loans held for sale	$—	$1,236	$—	$1,236

Indemnification asset	$—	$—	$1,497	$1,497

Revenue share asset	$—	$—	$2,516	$2,516

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were no transfers between levels for the years ended December 31, 2024 and 2023.
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
Indemnification Asset
The estimated fair value of the indemnification asset is calculated as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio. The cash flows are discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income within the Consolidated Statements of Income. The indemnification asset estimated fair value is considered a Level 3 classification. At December 31, 2024 and 2023, the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio were $715,000 and $1,575,000, respectively, and a discount rate of 5.0% and 5.0%, respectively, was applied to calculate the present value of the indemnification asset.
A reconciliation of the opening balance to the closing balance of the estimated fair value of the indemnification asset is as follows:

(Dollars in thousands)	2024	2023	2022
Beginning balance	$1,497	$3,896	$4,786
Indemnification asset recognized in business combination	—	—	—
Change in estimated fair value of indemnification asset recognized in earnings	(818)	(734)	(890)
Indemnification recognized	—	(1,665)	—
Ending balance	$679	$1,497	$3,896
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

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2024 and 2023, the estimated cash payments expected to be received from the purchaser for the Company's share of future gross monthly revenue was $3,572,000 and $3,329,000, respectively, and a discount rate of 10.0% was applied to calculate the present value of the revenue share asset. A reconciliation of the opening balance to the closing balance of the estimated fair value of the revenue share asset is as follows:

(Dollars in thousands)	2024	2023	2022
Beginning balance	$2,516	$5,515	$—
Revenue share asset recognized	—	—	6,237
Change in estimated fair value of revenue share asset recognized in earnings	1,309	(1,743)	(62)
Revenue share payments received	(1,209)	(1,256)	(660)
Ending balance	$2,616	$2,516	$5,515
Assets measured at estimated fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2024 and 2023.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2024	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$745	$745
Commercial	—	—	18,727	18,727
Factored receivables	—	—	28,780	28,780
	$—	$—	$48,252	$48,252

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2023	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$1,480	$1,480
1-4 family residential	—	—	37	37
Commercial	—	—	20,870	20,870
Factored receivables	—	—	32,860	32,860
	$—	$—	$55,247	$55,247
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

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis were as follows:

	December 31, 2024
	Carrying Amount	Fair Value Measurements Using			Total Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$330,117	$330,117	$—	$—	$330,117
Securities - held to maturity	1,876	—	—	2,514	2,514
Loans not previously presented, gross	4,505,408	49,860	—	4,389,000	4,438,860
FHLB and other restricted stock	14,054	N/A	N/A	N/A	N/A
Accrued interest receivable	41,940	41,940	—	—	41,940

Financial liabilities:
Deposits	4,820,820	—	4,817,208	—	4,817,208
Federal Home Loan Bank advances	30,000	—	30,000	—	30,000
Subordinated notes	69,662	—	56,643	—	56,643
Junior subordinated debentures	42,352	—	43,835	—	43,835
Accrued interest payable	9,766	9,766	—	—	9,766

	December 31, 2023
	Carrying Amount	Fair Value Measurements Using			Total Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$286,635	$286,635	$—	$—	$286,635
Securities - held to maturity	2,977	—	—	4,015	4,015
Loans not previously presented, gross	4,107,853	105,145	—	3,944,193	4,049,338
FHLB and other restricted stock	14,278	N/A	N/A	N/A	N/A
Accrued interest receivable	34,597	34,597	—	—	34,597

Financial liabilities:
Deposits	3,977,478	—	3,971,391	—	3,971,391
Federal Home Loan Bank advances	255,000	—	255,000	—	255,000
Subordinated notes	108,678	—	90,084	—	90,084
Junior subordinated debentures	41,740	—	43,072	—	43,072
Accrued interest payable	7,429	7,429	—	—	7,429
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
TRIUMPH FINANCIAL, INC.
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
NOTE 17 — RELATED-PARTY TRANSACTIONS
In the ordinary course of business, we have granted loans to executive officers, directors, and their affiliates were as follows:

	Years Ended December 31,
(Dollars in thousands)	2024	2023
Beginning balance	$49,141	$—
New loans and advances	2,200	49,583
Repayments and sales	(51,341)	(442)
Ending balance	$—	$49,141
At December 31, 2024 and 2023, there were no loans to executive officers, directors, or their affiliates that were considered non-performing or potential problem loans.
Deposits from executive officers, directors, and their affiliates at December 31, 2024 and 2023 were $146,473,000 and $162,868,000, respectively.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2024, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2024, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2024 that management believes have changed TBK Bank’s category.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$802,192	15.2%	$421,400	8.0%	N/A	N/A
TBK Bank, SSB	$784,157	15.0%	$419,480	8.0%	$524,350	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$688,025	13.1%	$316,050	6.0%	N/A	N/A
TBK Bank, SSB	$742,989	14.2%	$314,610	6.0%	$419,480	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$600,673	11.4%	$237,037	4.5%	N/A	N/A
TBK Bank, SSB	$742,989	14.2%	$235,957	4.5%	$340,827	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$688,025	12.0%	$228,843	4.0%	N/A	N/A
TBK Bank, SSB	$742,989	13.0%	$228,726	4.0%	$285,907	5.0%

As of December 31, 2023
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$806,667	16.7%	$385,370	8.0%	N/A	N/A
TBK Bank, SSB	$758,656	15.9%	$382,508	8.0%	$478,135	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$661,833	13.7%	$289,027	6.0%	N/A	N/A
TBK Bank, SSB	$725,383	15.2%	$286,881	6.0%	$382,508	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$575,093	11.9%	$216,770	4.5%	N/A	N/A
TBK Bank, SSB	$725,383	15.2%	$215,161	4.5%	$310,787	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$661,833	12.6%	$209,518	4.0%	N/A	N/A
TBK Bank, SSB	$725,383	13.9%	$209,406	4.0%	$261,758	5.0%
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
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dividends paid by TBK Bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.
The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at December 31, 2024 and 2023. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At December 31, 2024, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.
NOTE 19 — STOCKHOLDERS' EQUITY
The following summarizes the Company’s capital structure.
Preferred Stock Series C

	December 31,
(Dollars in thousands, except per share amounts)	2024	2023
Shares authorized	51,750	51,750
Shares issued	45,000	45,000
Shares outstanding	45,000	45,000
Par value per share	$0.01	$0.01
Liquidation preference per share	$1,000	$1,000
Liquidation preference amount	$45,000	$45,000
Dividend rate	7.125%	7.125%
Dividend payment dates	Quarterly	Quarterly
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
Common Stock

	December 31,
(Dollars in thousands, except per share amounts)	2024	2023
Shares authorized	50,000,000	50,000,000
Shares issued	29,121,213	28,986,255
Treasury shares	(5,729,802)	(5,683,841)
Shares outstanding	23,391,411	23,302,414
Par value per share	$0.01	$0.01

Table of Content
TRIUMPH FINANCIAL, INC.
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
On February 1, 2023, the Company entered into an accelerated share repurchase (“ASR”) agreement to repurchase $70,000,000 of the Company’s common stock. The ASR was part of the Company’s previously announced plan to repurchase up to $100,000,000 of the Company’s common stock and was within the remaining amount authorized by the Company’s Board of Directors pursuant to such plan. Under the terms of the ASR agreement, the Company received an initial delivery of 961,373 common shares representing approximately 80% of the expected total to be repurchased. On April 28, 2023, the ASR was completed and the Company received an additional delivery of 247,954 common shares.
There were no stock repurchases made under stock repurchase programs during the year ended December 31, 2024.
NOTE 20 — STOCK BASED COMPENSATION
Stock based compensation expense that has been charged against income was $14,519,000, $13,228,000 and $21,176,000 for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Restricted Stock Awards
A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the year ended December 31, 2024 were as follows:

Nonvested RSAs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	122,931	$77.14
Granted	—	—
Vested	(73,726)	68.57
Forfeited	(337)	61.31
Nonvested at December 31, 2024	48,868	$90.18
RSAs granted to employees under the Omnibus Incentive Plan generally vest over four years, but vesting periods may vary. The fair value of shares vested during the years ended December 31, 2024, 2023, and 2022, totaled $5,308,000, $5,629,000, and $8,918,000, respectively. Compensation expense for RSAs will be recognized on an accelerated basis over the vesting period of the awards based on the fair value of the stock at the issue date. As of December 31, 2024, there was $338,000 of total unrecognized compensation cost related to nonvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 0.42 years.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the year ended December 31, 2024 were as follows:

Nonvested RSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	230,034	$63.30
Granted	75,571	72.70
Vested	(69,623)	65.26
Forfeited	(11,414)	59.14
Nonvested at December 31, 2024	224,568	$66.07
RSUs granted to employees under the Omnibus Incentive Plan typically vest after four years. The fair value of shares vested during the year ended December 31, 2024 and 2023 totaled $5,069,000 and $5,863,000, respectively. No RSU shares vested during the year ended December 31, 2022. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of December 31, 2024, there was $5,948,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 2.58 years.
Market Based Performance Stock Units
A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the year ended December 31, 2024 were as follows:

Nonvested Market Based PSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	116,080	$81.74
Granted	63,720	114.72
Performance adjustment	(2,841)	—
Vested	(8,987)	98.03
Forfeited	(192)	98.03
Nonvested at December 31, 2024	167,780	$93.10
Market Based PSUs granted to employees under the Omnibus Incentive Plan vest after three years. The number of shares issued upon vesting will range from 0% to 175% of the Market Based PSUs granted based on the Company’s relative total shareholder return (“TSR”) as compared to the TSR of specified groups of peer banks and financial technology companies, and with respect to the Company's awards granted beginning in 2023, may include an additional multiplier of up to 200% of the otherwise earned award based on the Company's absolute TSR. Compensation expense for the Market Based PSUs will be recognized over the vesting period of the awards based on the fair value of the award at the grant date. The fair value of Market Based PSUs granted is estimated using a Monte Carlo simulation.
The fair value of the Market Based PSUs granted was determined using the following weighted average assumptions:

	Year Ended December 31,
	2024	2023	2022
Grant date	May 1, 2024	May 1, 2023	May 1, 2022
Performance period	3.00 years	3.00 years	3.00 years
Stock price	$72.00	$51.25	$69.44
Stock price volatility	42.31%	49.33%	55.17%
Risk-free rate	4.67%	3.76%	2.84%
Expected volatilities were determined based on the historical volatilities of the Company and the specified peer group. The risk-free interest rate for the performance period was derived from the Treasury constant maturities yield curve on the valuation date.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of shares vested during the years ended December 31, 2024, 2023 and 2022 totaled $647,000, $6,302,000, and $1,458,000, respectively. As of December 31, 2024, there was $8,540,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 1.99 years.
Performance Based Performance Stock Units
Performance Based Performance Stock Units (“Performance Based PSUs”) granted to employees under the Omnibus Incentive Plan vested after the conclusion of a three year performance period. Under the terms of the agreement, the number of shares issued upon vesting could range from 0% to 200% of the shares granted based on the Company’s cumulative diluted earnings per share over the performance period. The performance period for the outstanding Performance Based PSUs ended on December 31, 2022, and the awards subsequently vested at 142% of the target shares granted. The fair value of shares vested during the year ended December 31, 2023 totaled $23,303,000.
Compensation expense for the Performance Based PSUs was estimated during the performance period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition at each period end, adjusted for the passage of time within the vesting period of the awards. No compensation expense related to Performance Based PSUs was recognized during the years ended December 31, 2024 and 2023. During the year ended 2022, the Company recognized $6,966,000 of stock based compensation expense related to Performance based PSUs. As of December 31, 2024 and 2023, there were no unvested Performance Based PSUs.
Stock Options
A summary of changes in the Company’s stock options under the Omnibus Incentive Plan for the year ended December 31, 2024 were as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2024	232,994	$43.40
Granted	47,376	72.00
Exercised	(22,767)	31.82
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2024	257,603	$49.68	6.01	$10,613

Fully vested shares and shares expected to vest at December 31, 2024	257,603	$49.68	6.01	$10,613

Shares exercisable at December 31, 2024	148,632	$38.94	4.15	$7,719
Information related to the stock options for the years ended December 31, 2024, 2023, and 2022 was as follows:

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2024	2023	2022
Aggregate intrinsic value of options exercised	$1,320	$723	$280
Cash received from option exercises, net	$413	$144	$(74)
Tax benefit realized from option exercises	$277	$152	$59
Weighted average fair value of options granted (per share)	$37.30	$25.20	$32.15
Stock options awarded to employees under the Omnibus Incentive Plan are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, vest over four years, and have ten years contractual terms. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the stock options granted was determined using the following weighted average assumptions:

	2024	2023	2022
Risk-free interest rate	4.52%	3.38%	2.77%
Expected term	6.25 years	6.25 years	6.25 years
Expected stock price volatility	46.50%	45.65%	43.33%
Dividend yield	—	—	—
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
As of December 31, 2024, there was $1,569,000 of unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a remaining weighted average period of 2.87 years.
Employee Stock Purchase Plan
During the year ended December 31, 2019, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the Company's 2019 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, 2,500,000 shares of common stock were reserved for issuance. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period. During the years ended December 31, 2024, 2023 and 2022, 36,649, 37,909 and 24,516 shares were issued under the plan, respectively.
NOTE 21 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
The following tables present parent company only condensed financial information.
Condensed Parent Company Only Balance Sheets:

(Dollars in thousands)	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$13,412	$44,029
Securities - held to maturity	1,876	2,977
Investment in bank subsidiary	987,466	969,894
Investment in non-bank subsidiaries	191	193
Other assets	2,869	2,930
Total assets	$1,005,814	$1,020,023
LIABILITIES AND EQUITY
Subordinated notes	$69,662	$108,678
Junior subordinated debentures	42,352	41,740
Intercompany payables	513	346
Accrued expenses and other liabilities	2,368	4,859
Total liabilities	114,895	155,623
Stockholders' equity	890,919	864,400
Total liabilities and equity	$1,005,814	$1,020,023

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Parent Company Only Statements of Income:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Interest income	$178	$175	$174
Interest expense	(9,347)	(9,702)	(7,874)
Credit loss (expense) benefit	(301)	(746)	(362)
Other income	139	134	80
Salaries and employee benefits expense	(716)	(639)	(729)
Other expense	(3,259)	(3,378)	(2,701)
Income (loss) before income tax and income from subsidiaries	(13,306)	(14,156)	(11,412)
Income tax (expense) benefit	2,409	2,944	2,150
Dividends from subsidiaries and equity in undistributed subsidiary income	26,987	52,293	111,573
Net income	16,090	41,081	102,311
Dividends on preferred stock	(3,206)	(3,206)	(3,206)
Net income available to common stockholders	$12,884	$37,875	$99,105
Comprehensive income attributable to Parent	$15,901	$45,055	$87,377

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Parent Company Only Statements of Cash Flows:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$16,090	$41,081	$102,311
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed subsidiary income	(3,987)	(10,293)	1,427
Net accretion of securities	(178)	(175)	(171)
Amortization of junior subordinated debentures	612	582	556
Amortization of subordinated notes issuance costs	484	878	843
Stock based compensation	746	719	686
Credit loss expense (benefit)	301	746	362
Change in other assets	61	1,638	(4,089)
Change in accrued expenses and other liabilities	(2,324)	(1,127)	3,650
Net cash provided by (used in) operating activities	11,805	34,049	105,575
Cash flows from investing activities:
Investment in subsidiaries	1	(33)	—
Proceeds from maturities, calls, and pay downs of securities held to maturity	978	529	679
Net cash provided by (used in) investing activities	979	496	679
Cash flows from financing activities:
Repayment of subordinated notes	(39,500)	—	—
Dividends on preferred stock	(3,206)	(3,206)	(3,206)
Purchase of treasury stock	(3,292)	(81,623)	(76,714)
Stock option exercises	413	144	(74)
Proceeds from employee stock purchase plan common stock issuance	2,184	1,831	1,548
Net cash provided by (used in) financing activities	(43,401)	(82,854)	(78,446)
Net increase (decrease) in cash and cash equivalents	(30,617)	(48,309)	27,808
Cash and cash equivalents at beginning of period	44,029	92,338	64,530
Cash and cash equivalents at end of period	$13,412	$44,029	$92,338

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22 — EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Basic
Net income to common stockholders	$12,884	$37,875	$99,105
Weighted average common shares outstanding	23,286,675	23,208,086	24,393,954
Basic earnings per common share	$0.55	$1.63	$4.06

Diluted
Net income to common stockholders	$12,884	$37,875	$99,105
Weighted average common shares outstanding	23,286,675	23,208,086	24,393,954
Dilutive effects of:
Assumed exercises of stock options	94,036	78,679	90,841
Restricted stock awards	62,074	98,408	148,630
Restricted stock units	135,982	91,454	98,139
Performance stock units - market based	198,617	84,869	122,123
Performance stock units - performance based	—	—	167,187
Employee stock purchase plan	2,008	881	2,694
Average shares and dilutive potential common shares	23,779,392	23,562,377	25,023,568
Diluted earnings per common share	$0.54	$1.61	$3.96
Shares that were not considered in computing diluted earnings per common share because they were antidilutive or have not met the thresholds to be considered in the dilutive calculation are as follows:

	Year Ended December 31,
	2024	2023	2022
Stock options	48,650	100,818	49,379
Restricted stock awards	—	—	6,348
Restricted stock units	7,500	7,500	11,250
Performance stock units - market based	15,715	12,020	45,296
Performance stock units - performance based	—	—	—
Employee stock purchase plan	—	—	—
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
TRIUMPH FINANCIAL, INC.
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
Payments Segment
The Payments segment derives a portion of its revenue from interest income on factored receivables and commercial loans related to invoice payments. These factored receivables consist of (i) invoices where we offer a Carrier a quick pay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and (ii) factoring transactions where we purchase receivables payable to such freight brokers from their shipper clients. The Payments segment also offers commercial loans that result from our offering certain Brokers an additional liquidity option through the ability to settle their invoices with us on an extended term following our payment to their Carriers. The balance of such commercial loans was $0 at December 31, 2024. Such revenue falls under Topic 310 and is outside the scope of Topic 606.
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
TRIUMPH FINANCIAL, INC.
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
Capitalized contract costs consist of (i) deferred sales commissions that are incremental costs of obtaining customer contracts and (ii) deferred set-up costs, primarily direct payroll costs, for implementation services provided to customers prior to the launching of the Company’s products for general availability (go-live) to customers. Deferred sales commissions are amortized ratably over two years, taking into consideration the initial contract term, expected renewal periods, and sales commissions paid on such renewal periods. Deferred set-up costs are amortized ratably over four years which estimates the benefit period of the capitalized costs starting on the go-live date of the service. Deferred sales commissions and deferred set-up costs were included in other assets in the accompanying consolidated balance sheets and were $319,000 and $1,354,000, respectively, at December 31, 2024 and $394,000 and $505,000, respectively, at December 31, 2023. The amortization of deferred sales commissions and deferred set-up costs is included in salaries and employee benefits in the consolidated statements of income and was not significant for the years ended December 31, 2024, 2023 and 2022.
Given the nature of services provided, the Payments segment does not carry any material contract balances.
The table below shows the Payments segment’s revenue from transaction and network fees from external customers, which are disaggregated by customer category.

(Dollars in thousands)	2024	2023	2022
Broker fee income	$18,393	$12,215	$8,441
Factor fee income	5,276	5,256	5,029
Other fee income	176	460	$226
Total fee income	$23,845	$17,931	$13,696

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 24 — BUSINESS SEGMENT INFORMATION
The Company's reportable segments are Banking, Factoring, Payments, and Intelligence, which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the operations of TBK Bank. The Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Factoring segment includes the operations of Triumph Financial Services with revenue derived from factoring services. The Payments segment includes the operations of TBK Bank's TriumphPay division, which provides a presentment, audit, and payment solution to Shipper, Broker, and Factor clients in the trucking industry. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of both invoices where we offer a Carrier a quickpay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and from offering Brokers the ability to settle their invoices with us on an extended term following our payment to their Carriers as an additional liquidity option for such Brokers. The balance of such commercial loans was $0 at December 31, 2024. The data intelligence business was launched at the beginning of the fourth quarter of 2024 to turn the over-the-road trucking data collected through our services into actionable insights for our customers. This launch coincided with our acquisition of Isometric Technologies Inc. that provides service and performance scoring and benchmarking capabilities to the over-the-road trucking industry. The revenue for Intelligence offerings is derived through access and subscription fees, as well as seat licenses where applicable. Prior to the fourth quarter of 2024, there were no individuals allocated specifically to the data intelligence line of business and an explicit data intelligence line of business did not exist. Therefore, revision of prior period segment operating results is not applicable.
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
Expenses that are directly attributable to the Company's Banking, Factoring, Payments, and Intelligence segments such as, but not limited to, occupancy, salaries and benefits to employees that are fully dedicated to the segment, and certain technology costs that can be attributed to specific users or functional areas within the segment are allocated as such. The Company continues to make considerable investments in shared services that benefit the entire organization and these expenses are allocated to the Corporate and Other category. The Company allocates such expenses to the Corporate and Other category in order for the Company's chief operating decision maker and investors to have clear visibility into the operating performance of each reportable segment.
Intersegment interest expense is allocated to the Factoring and Payments segments based on one-month term SOFR for their funding needs. When the Payments segment is self-funded, with customer deposit funding in excess of its factored receivables, intersegment interest income is allocated based on the Federal Funds effective rate. Management believes that such intersegment interest allocations appropriately reflect the current interest rate environment and the relatively quick turn of the underlying receivables.
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
Transactions between segments consist primarily of borrowed funds, payment network fees, and servicing fees. Intersegment interest expense is allocated to the Factoring and Payments segments as described above. Beginning January 1, 2023, payment network fees are paid by the Factoring segment to the Payments segment for use of the payments network. Beginning prospectively on June 1, 2023, factoring transactions with freight broker clients were transferred from the Factoring segment to the Payments segment to align with TriumphPay's supply chain finance product offerings. Servicing fees are paid by the Payments segment to the Factoring segment for servicing such product. Beginning prospectively on January 1, 2024, the Factoring and Payments segments began paying fees to the Banking segment for the Banking segment's execution of various banking services that benefit those segments. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned to it with various shared service costs such as human resources, accounting, finance, risk management and information technology expense assigned to the Corporate and Other category if they are not directly attributable to a segment. Other segment expense consists of various loan and card related expenses and other insignificant miscellaneous costs not specifically reviewed by the Company's chief operating decision maker. Taxes are paid on a consolidated basis and are not allocated for segment purposes.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following presents the primary operating results of Company’s operating segments.

(Dollars in thousands)					Total	Corporate
Year Ended December 31, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$262,326	$137,718	$22,168	$—	$422,212	$303	$422,515
Intersegment interest allocations	26,416	(35,886)	9,470	—	—	—	—
Total interest expense	62,712	—	—	—	62,712	9,347	72,059
Net interest income (expense)	226,030	101,832	31,638	—	359,500	(9,044)	350,456
Credit loss expense (benefit)	13,636	4,773	57	—	18,466	301	18,767
Net interest income (expense) after credit loss expense	212,394	97,059	31,581	—	341,034	(9,345)	331,689
Noninterest income	28,167	8,683	24,080	184	61,114	4,300	65,414
Noninterest expense:
Salaries and employee benefits	66,476	49,885	36,160	1,457	153,978	65,602	219,580
Depreciation	6,850	2,099	1,003	4	9,956	5,554	15,510
Other occupancy, furniture and equipment	8,801	2,138	649	3	11,591	5,913	17,504
FDIC insurance and other regulatory assessments	2,717	—	—	—	2,717	—	2,717
Professional fees	4,285	5,333	2,338	328	12,284	5,555	17,839
Amortization of intangible assets	2,372	1,490	6,763	—	10,625	1,367	11,992
Advertising and promotion	2,033	873	1,479	2	4,387	1,796	6,183
Communications and technology	20,853	10,131	9,440	42	40,466	10,456	50,922
Software amortization	194	2,277	2,899	1	5,371	475	5,846
Travel and entertainment	995	829	1,659	36	3,519	1,909	5,428
Other	10,979	3,588	3,583	7	18,157	4,957	23,114
Total noninterest expense	126,555	78,643	65,973	1,880	273,051	103,584	376,635
Net intersegment noninterest income (expense)(2)	535	1,628	(2,163)	—	—	—	—
Net income (loss) before income tax expense	$114,541	$28,727	$(12,475)	$(1,696)	$129,097	$(108,629)	$20,468

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)					Total	Corporate
Year Ended December 31, 2023	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$261,639	$144,217	$16,390	$—	$422,246	$175	$422,421
Intersegment interest allocations	31,450	(38,157)	6,707	—	—	—	—
Total interest expense	44,640	—	—	—	44,640	9,702	54,342
Net interest income (expense)	248,449	106,060	23,097	—	377,606	(9,527)	368,079
Credit loss expense (benefit)	8,498	2,900	60	—	11,458	745	12,203
Net interest income (expense) after credit loss expense	239,951	103,160	23,037	—	366,148	(10,272)	355,876
Noninterest income	23,964	7,829	18,087	—	49,880	293	50,173
Noninterest expense:
Salaries and employee benefits	71,050	49,873	35,089	—	156,012	54,595	210,607
Depreciation	6,817	2,040	648	—	9,505	4,296	13,801
Other occupancy, furniture and equipment	8,592	2,219	681	—	11,492	3,592	15,084
FDIC insurance and other regulatory assessments	2,624	—	—	—	2,624	—	2,624
Professional fees	2,611	3,130	2,448	—	8,189	4,988	13,177
Amortization of intangible assets	2,950	1,821	6,683	—	11,454	—	11,454
Advertising and promotion	2,614	1,046	1,311	—	4,971	1,769	6,740
Communications and technology	17,524	11,289	7,992	—	36,805	8,874	45,679
Software amortization	169	3,060	965	—	4,194	259	4,453
Travel and entertainment	1,263	909	2,479	—	4,651	1,455	6,106
Other	11,499	4,225	3,399	—	19,123	4,386	23,509
Total noninterest expense	127,713	79,612	61,695	—	269,020	84,214	353,234
Net intersegment noninterest income (expense)(2)	—	123	(123)	—	—	—	—
Net income (loss) before income tax expense	$136,202	$31,500	$(20,694)	$—	$147,008	$(94,193)	$52,815

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)					Total	Corporate
Year Ended December 31, 2022	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$195,871	$207,114	$16,079	$—	$419,064	$175	$419,239
Intersegment interest allocations	19,912	(19,382)	(530)	—	—	—	—
Total interest expense	10,874	—	—	—	10,874	7,873	18,747
Net interest income (expense)	204,909	187,732	15,549	—	408,190	(7,698)	400,492
Credit loss expense (benefit)	2,753	2,895	218	—	5,866	1,059	6,925
Net interest income (expense) after credit loss expense	202,156	184,837	15,331	—	402,324	(8,757)	393,567
Noninterest income	40,984	22,272	20,620	—	83,876	192	84,068
Noninterest expense:
Salaries and employee benefits	69,133	55,593	37,676	—	162,402	39,085	201,487
Depreciation	6,725	2,647	19	—	9,391	3,911	13,302
Other occupancy, furniture and equipment	8,688	1,893	633	—	11,214	2,258	13,472
FDIC insurance and other regulatory assessments	1,815	—	—	—	1,815	—	1,815
Professional fees	2,585	3,779	4,537	—	10,901	4,743	15,644
Amortization of intangible assets	3,761	2,293	5,868	—	11,922	—	11,922
Advertising and promotion	3,345	1,290	1,626	—	6,261	1,499	7,760
Communications and technology	14,015	14,903	6,600	—	35,518	6,565	42,083
Software amortization	264	2,832	490	—	3,586	477	4,063
Travel and entertainment	1,687	833	1,900	—	4,420	1,331	5,751
Other	9,898	5,610	3,882	—	19,390	3,942	23,332
Total noninterest expense	121,916	91,673	63,231	—	276,820	63,811	340,631
Net intersegment noninterest income (expense)(2)	—	—	—	—	—	—	—
Net income (loss) before income tax expense	$121,224	$115,436	$(27,280)	$—	$209,380	$(72,376)	$137,004
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

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Year Ended December 31, 2024
Factoring revenue received from Payments	$—	$3,228	$(3,228)
Payments revenue received from Factoring	—	(1,174)	1,174
Banking revenue received from Payments and Factoring	535	(426)	(109)
Net intersegment noninterest income (expense)	$535	$1,628	$(2,163)

Year Ended December 31, 2023
Factoring revenue received from Payments	$—	$1,190	$(1,190)
Payments revenue received from Factoring	—	(1,067)	1,067
Banking revenue received from Payments and Factoring	—	—	—
Net intersegment noninterest income (expense)	$—	$123	$(123)

Year Ended December 31, 2022
Factoring revenue received from Payments	$—	$—	$—
Payments revenue received from Factoring	—	—	—
Banking revenue received from Payments and Factoring	—	—	—
Net intersegment noninterest income (expense)	$—	$—	$—
Total assets and gross loans below include intersegment loans, which eliminate in consolidation.

(Dollars in thousands)					Total	Corporate
December 31, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$5,443,452	$1,186,342	$590,063	$10,099	$7,229,956	$1,119,825	$(2,400,806)	$5,948,975
Gross loans	$3,944,146	$1,034,992	$171,668	$—	$5,150,806	$—	$(603,846)	$4,546,960

(Dollars in thousands)					Total	Corporate
December 31, 2023	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$4,918,527	$1,077,367	$546,985	$—	$6,542,879	$1,056,646	$(2,252,191)	$5,347,334
Gross loans	$3,595,527	$941,926	$174,728	$—	$4,712,181	$—	$(549,081)	$4,163,100

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of December 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2024.
Crowe LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2024. Their report is included in Part II, Item 8. Financial Statements and Supplementary Data under the heading “Report of Independent Registered Public Accounting Firm.”
ITEM 9B. OTHER INFORMATION.
Insider Trading Arrangements
On May 6, 2024, Mr. Edward J. Schreyer, the Company’s Executive Vice President and Chief Operating Officer, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Schreyer Trading Plan”). The Schreyer Trading Plan covers the sale of up to 12,257 shares of the Company’s common stock in several transactions over a period commencing after the later of (1) 90 days from the execution of the Schreyer Trading Plan and (2) the second trading day following the public disclosure of the Company’s financial results on Form 10-Q for the quarter ended June 30, 2024, and will cease upon the earlier of January 31, 2025 or the sale of all shares subject to the Schreyer Trading Plan. As of November 1, 2024, all shares had been sold under the Schreyer Trading Plan.

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
During the quarter ended December 31, 2024, none of our other directors or executive officers adopted or terminated any Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
The Company has adopted an Insider Trading and Information Policy that governs the purchase, sale, and/or other dispositions of the Company's securities by directors, officers, and employees that is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to the Company. A copy of the Company's Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.
The remaining information called for by this Item will be contained in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
The information called for by this Item will be contained in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information called for by this Item will be contained in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information called for by this Item will be contained in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information called for by this Item will be contained in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)Documents filed as part of this Report.
1., 2.Financial Statements and Schedules
The following financial statements of Triumph Financial, Inc., incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:
•Report of Independent Registered Public Accounting Firm (Crowe LLP, Dallas, TX, Firm ID: 173)
•Consolidated Balance Sheets as of December 31, 2024 and 2023
•Consolidated Statements of Income for the Years Ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Changes in Equity for the Years Ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022
•Notes to Consolidated Financial Statements
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

10.26†
Form of 2023 Restricted Stock Unit Award Agreement under Triumph Financial, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on July 20, 2023.

10.27†
Form of 2023 Performance Restricted Stock Unit Award Agreement (Bank) under Triumph Financial, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on July 20, 2023.

10.28†
Form of 2023 Performance Restricted Stock Unit Award Agreement (FinTech) under Triumph Financial, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the SEC on July 20, 2023.

10.29†	Form of 2023 Nonqualified Option Agreement under Triumph Financial, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the SEC on July 20, 2023.

10.30†
Form of 2024 Restricted Stock Unit Award Agreement under Triumph Financial, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on July 17, 2024.

10.31†
Form of 2024 Performance Restricted Stock Unit Award Agreement (Bank) under Triumph Financial, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on July 17, 2024.

10.32†
Form of 2024 Performance Restricted Stock Unit Award Agreement (FinTech) under Triumph Financial, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the SEC on July 17, 2024.

10.33†	Form of 2024 Nonqualified Option Agreement under Triumph Financial, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the SEC on July 17, 2024.

14.1	Corporate Code of Ethics.

19.1	Insider Trading Policy

21.1	Subsidiaries of Triumph Financial, Inc.

23.1	Consent of Crowe LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.
ITEM 16. 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIUMPH FINANCIAL, INC.
(Registrant)

Date:	February 11, 2025	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	February 11, 2025	/s/ W. Bradley Voss
W. Bradley Voss
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Aaron P. Graft	Director and President and Chief Executive Officer	February 11, 2025
Aaron P. Graft	(Principal Executive Officer)

/s/W. Bradley Voss	Executive Vice President and Chief Financial Officer	February 11, 2025
W. Bradley Voss	(Principal Financial and Accounting Officer)

/s/Carlos M. Sepulveda, Jr.	Director and Chairman	February 11, 2025
Carlos M. Sepulveda, Jr.

/s/Charles A. Anderson	Director	February 11, 2025
Charles A. Anderson

/s/Harrison Barnes	Director	February 11, 2025
Harrison Barnes

/s/Debra Bradford	Director	February 11, 2025
Debra Bradford

/s/Richard Davis	Director	February 11, 2025
Richard Davis

/s/Davis Deadman	Director	February 11, 2025
Davis Deadman

/s/Laura Easley	Director	February 11, 2025
Laura Easley

/s/Maribess L. Miller	Director	February 11, 2025
Maribess L. Miller

/s/Michael P. Rafferty	Director	February 11, 2025
Michael P. Rafferty

/s/C. Todd Sparks	Director	February 11, 2025
C. Todd Sparks