Form 10-Q
period 2025-03-31
Triumph Financial, Inc.
filed 2025-04-16
CIK 1539638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Common Stock — $0.01 par value, 23,419,740 shares, as of April 14, 2025.
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

TRIUMPH FINANCIAL, INC.
FORM 10-Q
March 31, 2025
i

PART I – FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

TRIUMPH FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2025 and December 31, 2024
(Dollar amounts in thousands)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and due from banks	$72,131	$73,836
Interest bearing deposits with other banks	430,813	256,281
Total cash and cash equivalents	502,944	330,117
Securities - equity investments with readily determinable fair values	4,512	4,445
Securities - available for sale	411,925	381,561
Securities - held to maturity, net of allowance for credit losses of $1,476 and $3,491, respectively, fair value of $2,460 and $2,514, respectively	1,731	1,876
Loans held for sale	2,950	1,172
Loans, net of allowance for credit losses of $36,229 and $40,714, respectively	4,629,994	4,506,246
Federal Home Loan Bank and other restricted stock	12,987	14,054
Premises and equipment, net	150,247	160,737
Capitalized software, net	40,869	37,971
Goodwill	241,949	241,949
Intangible assets, net	13,963	16,259
Bank-owned life insurance	63,200	62,690
Deferred tax asset, net	11,868	13,581
Other assets	179,255	176,317
Total assets	$6,268,394	$5,948,975
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$2,260,048	$1,964,457
Interest bearing	2,716,702	2,856,363
Total deposits	4,976,750	4,820,820
Federal Home Loan Bank advances	205,000	30,000
Subordinated notes	69,732	69,662
Junior subordinated debentures	42,507	42,352
Other liabilities	80,478	95,222
Total liabilities	5,374,467	5,058,056
Commitments and contingencies - See Note 7 and Note 8
Stockholders' equity - See Note 11
Preferred stock	45,000	45,000
Common stock, 23,419,740 and 23,391,411 shares outstanding, respectively	292	291
Additional paid-in-capital	572,143	567,884
Treasury stock, at cost	(268,520)	(268,356)
Retained earnings	548,431	549,215
Accumulated other comprehensive income (loss)	(3,419)	(3,115)
Total stockholders’ equity	893,927	890,919
Total liabilities and stockholders' equity	$6,268,394	$5,948,975
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2025 and 2024
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Interest and dividend income:
Loans, including fees	$53,576	$53,552
Factored receivables, including fees	38,694	37,909
Securities	5,308	5,351
FHLB and other restricted stock	249	232
Cash deposits	4,443	4,903
Total interest income	102,270	101,947
Interest expense:
Deposits	14,397	12,152
Subordinated notes	682	1,224
Junior subordinated debentures	994	1,184
Other borrowings	1,814	1,352
Total interest expense	17,887	15,912
Net interest income	84,383	86,035
Credit loss expense (benefit)	1,330	5,896
Net interest income after credit loss expense (benefit)	83,053	80,139
Noninterest income:
Service charges on deposits	1,596	1,727
Card income	1,797	1,868
Net gains (losses) on sale of loans	134	(192)
Fee income	9,114	8,683
Insurance commissions	1,250	1,568
Other	3,299	1,345
Total noninterest income	17,190	14,999
Noninterest expense:
Salaries and employee benefits	58,718	54,185
Occupancy, furniture and equipment	8,442	7,636
FDIC insurance and other regulatory assessments	727	653
Professional fees	6,064	3,541
Amortization of intangible assets	2,400	2,724
Advertising and promotion	1,464	1,214
Communications and technology	12,244	11,894
Software amortization	1,992	1,174
Travel and entertainment	1,492	1,509
Other	6,630	5,841
Total noninterest expense	100,173	90,371
Net income before income tax expense	70	4,767
Income tax expense	53	609
Net income	$17	$4,158
Dividends on preferred stock	(801)	(801)
Net income (loss) available to common stockholders	$(784)	$3,357
Earnings per common share
Basic	$(0.03)	$0.14
Diluted	$(0.03)	$0.14
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2025 and 2024
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$17	$4,158
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(404)	(210)
Tax effect	100	3
Unrealized holding gains (losses) arising during the period, net of taxes	(304)	(207)
Reclassification of amount realized through sale or call of securities	—	—
Tax effect	—	—
Reclassification of amount realized through sale or call of securities, net of taxes	—	—
Change in unrealized gains (losses) on securities, net of tax	(304)	(207)
Total other comprehensive income (loss)	(304)	(207)
Comprehensive income (loss)	$(287)	$3,951
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2025 and 2024
(Dollar amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost		Other Comprehensive Income (Loss)
Balance, January 1, 2025	$45,000	23,391,411	$291	$567,884	5,729,802	$(268,356)	$549,215	$(3,115)	$890,919
Vesting of restricted stock units and performance stock units	—	8,973	—	—	—	—	—	—	—
Stock option exercises, net	—	495	—	25	—	—	—	—	25
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	20,892	1	1,367	—	—	—	—	1,368
Stock based compensation	—	—	—	2,831	—	—	—	—	2,831
Forfeiture of restricted stock awards	—	(575)	—	36	575	(36)	—	—	—
Purchase of treasury stock, net	—	(1,456)	—	—	1,456	(128)	—	—	(128)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	17	—	17
Other comprehensive income (loss)	—	—	—	—	—	—	—	(304)	(304)
Balance, March 31, 2025	$45,000	23,419,740	$292	$572,143	5,731,833	$(268,520)	$548,431	$(3,419)	$893,927

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost
Balance, January 1, 2024	$45,000	23,302,414	$290	$550,743	5,683,841	$(265,038)	$536,331	$(2,926)	$864,400
Vesting of restricted stock and performance stock units	—	9,877	—	—	—	—	—	—	—
Stock option exercises, net	—	5,401	—	144	—	—	—	—	144
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	18,328	—	1,099	—	—	—	—	1,099
Stock based compensation	—	—	—	3,627	—	—	—	—	3,627
Purchase of treasury stock, net	—	(1,023)	—	—	1,023	(81)	—	—	(81)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	4,158	—	4,158
Other comprehensive income (loss)	—	—	—	—	—	—	—	(207)	(207)
Balance, March 31, 2024	$45,000	23,334,997	$290	$555,613	5,684,864	$(265,119)	$539,688	$(3,133)	$872,339
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2025 and 2024
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$17	$4,158
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,944	3,612
Net accretion on loans	(247)	(471)
Amortization of subordinated notes issuance costs	70	129
Amortization of junior subordinated debentures	155	149
Net (accretion) amortization on securities	(131)	(343)
Amortization of intangible assets	2,400	2,724
Software amortization	1,992	1,174
Deferred taxes, net	1,814	857
Credit loss expense (benefit)	1,330	5,896
Stock based compensation	2,831	3,627
Net (gains) losses on equity securities	(67)	47
Origination of loans held for sale	(4,611)	(165)
Proceeds from sale of loans originated or purchased for sale	5,725	123
Net (gains) losses on sale of loans	(134)	192
Net change in operating leases	(111)	(539)
Change in estimated fair value of indemnification asset	204	205
Change in estimated fair value of revenue share asset	(173)	(472)
(Increase) decrease in other assets	(4,809)	(2,758)
Increase (decrease) in other liabilities	(13,156)	(28,871)
Net cash provided by (used in) operating activities	(2,957)	(10,726)
Cash flows from investing activities:
Purchases of securities available for sale	(85,001)	(33,108)
Proceeds from maturities, calls, and pay downs of securities available for sale	54,318	12,739
Proceeds from maturities, calls, and pay downs of securities held to maturity	46	67
Purchases of loans held for investment	(4,437)	(995)
Proceeds from sale of loans	2,989	3,895
Net change in loans	(126,125)	(38,971)
(Purchases) sales of premises and equipment, net	6,546	(52,699)
Expenditures for capitalized software	(4,890)	(5,244)
(Purchases) redemptions of FHLB and other restricted stock, net	1,067	9,514
Acquired intangible assets	(123)	(2,920)
Net cash provided by (used in) investing activities	(155,610)	(107,722)
Cash flows from financing activities:
Net increase (decrease) in deposits	155,930	473,485
Increase (decrease) in Federal Home Loan Bank advances	175,000	(225,000)
Preferred stock dividends	(801)	(801)
Stock option exercises, net	25	144
Proceeds from employee stock purchase plan common stock issuance	1,368	1,099
Purchase of treasury stock, net	(128)	(81)
Net cash provided by (used in) financing activities	331,394	248,846
Net increase (decrease) in cash and cash equivalents	172,827	130,398
Cash and cash equivalents at beginning of period	330,117	286,635
Cash and cash equivalents at end of period	502,944	417,033
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2025 and 2024
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow information:
Interest paid	$17,130	$16,190
Income taxes paid, net	$(45)	$133
Cash paid for operating lease liabilities	$1,478	$1,893
Supplemental noncash disclosures:
Loans held for investment transferred to loans held for sale	$5,747	$6,521
Lease liabilities arising from obtaining right-of-use assets	$35	$1,182

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Triumph Financial, Inc. (collectively with its subsidiaries, “Triumph Financial”, or the “Company” as applicable) is a financial holding company headquartered in Dallas, Texas, offering a diversified line of banking, factoring, payments, and intelligence services. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Triumph CRA Holdings, LLC (“TCRA”), TBK Bank, SSB (“TBK Bank”), and TBK Bank’s wholly owned subsidiary Triumph Insurance Group, Inc. (“TIG”). Substantially all of the Company's products and services (other than certain insurance brokerage activities at TIG) are offered through TBK Bank.
Effective January, 1, 2025, Triumph Financial Services LLC, the entity through which the Company previously conducted all of its factoring operations, was merged with and into TBK Bank, SSB.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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
The Factoring segment derives its revenue principally from factoring services.
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Intelligence segment was launched in the fourth quarter of 2024 to turn the over-the-road trucking data collected through our services into actionable insights for our customers. This launch coincided with our acquisition of the assets of Isometric Technologies Inc., a company that provides service and performance scoring and benchmarking capabilities to the over-the-road trucking industry. Intelligence offerings enable better decision making, market intelligence and automation. The revenue for these offerings is derived through access and subscription fees, as well as seat licenses where applicable.
For further discussion of management's operating segments and allocation methodology, see Note 16 – Business Segment Information.
Adoption of New Accounting Standards
In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 Requires public entities to disclose significant segment expenses, an amount and description for other segment items, the title and position of the entity’s chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measures of profit or loss to assess segment performance, and, on an interim basis, certain segment related disclosures that previously were required only on an annual basis. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements and that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 effective December 31, 2024. Adoption of ASU 2023-07 did not have a material impact on the Company's consolidated financial statements. See Note 16 – Business Segment Information for new disclosures required by ASU 2023-07.
Newly Issued, But Not Yet Effective Accounting Standards
In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for the Company for annual periods beginning after December 15, 2024 with early adoption permitted. The Company will update its income tax disclosures upon adoption.
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
NOTE 2 — ACQUISITIONS AND DIVESTITURES
Greenscreens.ai
On February 26, 2025, the Company, through its wholly-owned subsidiary TBK Bank, SSB, entered into an Agreement and Plan of Merger providing for the acquisition of GreenScreens AI, Inc. (Greenscreens.ai), a pricing solution for the logistics industry that delivers short-term freight market pricing intelligence and business insights, by TBK Bank, SSB for $140,000,000 in cash and approximately $20,000,000 in the Company's common stock. The acquisition is subject to customary closing conditions, including receipt of regulatory approval, and is expected to close in the second quarter of 2025.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Isometric Technologies Inc.
On December 1, 2024, the Company acquired the assets of Isometric Technologies Inc. ("ISO"), a freight technology company engaged in providing service and performance scoring and benchmarking capabilities to the over-the-road trucking industry.
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
Expenses related to the acquisition totaling $324,000 were recorded in professional fees in the consolidated statements of income during the three months ended December 31, 2024.
NOTE 3 — SECURITIES
Equity Securities With Readily Determinable Fair Values
The Company held equity securities with readily determinable fair values of $4,512,000 and $4,445,000 at March 31, 2025 and December 31, 2024, respectively. The gross realized and unrealized gains and losses recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Unrealized gains (losses) on equity securities held at the reporting date	$67	$(47)
Realized gains (losses) on equity securities sold during the period	—	—
	$67	$(47)

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Equity Securities Without Readily Determinable Fair Values
The following table summarizes the Company's investments in equity securities without readily determinable fair values:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Equity Securities without readily determinable fair value, at cost	$73,901	$71,807
Upward adjustments based on observable price changes, cumulative	10,163	10,163
Equity Securities without readily determinable fair value, carrying value	$84,064	$81,970
Equity securities without readily determinable fair values include Federal Home Loan Bank and other restricted stock, which are reported separately in the Company's consolidated balance sheets. Equity securities without readily determinable fair values also include the Company's investments in the common stock of Trax Group, Inc. and Warehouse Solutions Inc., with carrying amounts of $9,700,000 and $38,088,000, respectively, at March 31, 2025. Both investments have been allocated to our Payments segment and are included in other assets in the Company's consolidated balance sheets.
There were no realized or unrealized gains or losses recognized on equity securities without readily determinable fair values during the three months ended March 31, 2025 and 2024.
Management monitors its equity securities without readily determinable fair values for observable transactions in similar equity instruments as well as indicators of impairment either of which would require it to mark such equity securities to fair value. No such transactions or indicators of impairment were detected during the three months ended March 31, 2025.
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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2025
Available for sale securities:
Mortgage-backed securities, residential	$107,424	$90	$(4,619)	$—	$102,895
Asset-backed securities	883	—	(2)	—	881
State and municipal	2,906	—	(93)	—	2,813
CLO securities	303,664	345	(158)	—	303,851
Corporate bonds	266	—	(9)	—	257
SBA pooled securities	1,283	10	(65)	—	1,228
Total available for sale securities	$416,426	$445	$(4,946)	$—	$411,925

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2025
Held to maturity securities:
CLO securities	$3,207	$—	$(747)	$2,460
Allowance for credit losses	(1,476)
Total held to maturity securities, net of ACL	$1,731

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2024
Available for sale securities:
Mortgage-backed securities, residential	$89,740	$89	$(5,644)	$—	$84,185
Asset-backed securities	907	—	(2)	—	905
State and municipal	3,154	—	(91)	—	3,063
CLO Securities	290,286	1,627	—	—	291,913
Corporate bonds	266	—	(4)	—	262
SBA pooled securities	1,305	9	(81)	—	1,233
Total available for sale securities	$385,658	$1,725	$(5,822)	$—	$381,561

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2024
Held to maturity securities:
CLO securities	$5,367	$—	$(2,853)	$2,514
Allowance for credit losses	(3,491)
Total held to maturity securities, net of ACL	$1,876
The amortized cost and estimated fair value of securities at March 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$223	$223	$—	$—
Due from one year to five years	2,180	2,143	3,207	2,460
Due from five years to ten years	40,815	40,738	—	—
Due after ten years	263,618	263,817	—	—
	306,836	306,921	3,207	2,460
Mortgage-backed securities, residential	107,424	102,895	—	—
Asset-backed securities	883	881	—	—
SBA pooled securities	1,283	1,228	—	—
	$416,426	$411,925	$3,207	$2,460
There were no sales of debt securities during the three months ended March 31, 2025 and 2024.
Debt securities with a carrying amount of approximately $28,963,000 and $25,818,000 at March 31, 2025 and December 31, 2024, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.
Accrued interest on available for sale securities totaled $4,069,000 and $4,755,000 at March 31, 2025 and December 31, 2024, respectively, and was included in other assets on the Company's consolidated balance sheets. There was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2025 and 2024.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2025
Available for sale securities:
Mortgage-backed securities, residential	$46,178	$(302)	$29,053	$(4,317)	$75,231	$(4,619)
Asset-backed securities	—	—	881	(2)	881	(2)
State and municipal	358	(2)	2,347	(91)	2,705	(93)
CLO securities	93,882	(158)	—	—	93,882	(158)
Corporate bonds	257	(9)	—	—	257	(9)
SBA pooled securities	—	—	874	(65)	874	(65)
	$140,675	$(471)	$33,155	$(4,475)	$173,830	$(4,946)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
Available for sale securities:
Mortgage-backed securities, residential	$32,124	$(641)	$35,340	$(5,003)	$67,464	$(5,644)
Asset-backed securities	—	—	905	(2)	905	(2)
State and municipal	355	(5)	2,356	(86)	2,711	(91)
CLO Securities	—	—	—	—	—	—
Corporate bonds	262	(4)	—	—	262	(4)
SBA pooled securities	—	—	876	(81)	876	(81)
	$32,741	$(650)	$39,477	$(5,172)	$72,218	$(5,822)
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
At March 31, 2025, the Company had 96 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2025, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore the Company carried no allowance for credit losses on available for sale debt securities at March 31, 2025.
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Three Months Ended March 31,
Held to Maturity CLO Securities	2025	2024
Allowance for credit losses:
Beginning balance	$3,491	$3,190
Credit loss expense	145	(55)
Charge-offs	(2,160)	—
Allowance for credit losses ending balance	$1,476	$3,135

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation funds. These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially. The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At March 31, 2025 and December 31, 2024, the Company’s held to maturity securities consisted of investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. During the three months ended March 31, 2025, the Company charged off one of it's three investments in these CLO funds as it was deemed to be an uncollectible investment. The charge-off was fully reserved in a prior period. At March 31, 2025 and December 31, 2024, $1,913,000 and $4,073,000, respectively, of the Company’s held to maturity securities were classified as nonaccrual.
NOTE 4 — LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Sale
The following table presents loans held for sale:

(Dollars in thousands)	March 31, 2025	December 31, 2024
1-4 family residential	$142	$1,167
Commercial	2,808	5
Total loans held for sale	$2,950	$1,172
Loans Held for Investment
Loans
The following table presents the amortized cost and unpaid principal balance of loans held for investment:

	March 31, 2025			December 31, 2024
(Dollars in thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial real estate	$811,244	$811,577	$(333)	$777,689	$777,980	$(291)
Construction, land development, land	204,021	204,391	(370)	203,804	204,268	(464)
1-4 family residential	159,105	158,745	360	154,020	153,711	309
Farmland	47,311	47,519	(208)	56,366	56,450	(84)
Commercial	1,121,740	1,123,429	(1,689)	1,119,245	1,120,551	(1,306)
Factored receivables	1,350,656	1,354,741	(4,085)	1,204,510	1,208,486	(3,976)
Consumer	7,088	7,090	(2)	8,000	8,005	(5)
Mortgage warehouse	965,058	965,058	—	1,023,326	1,023,326	—
Total loans held for investment	4,666,223	$4,672,550	$(6,327)	4,546,960	$4,552,777	$(5,817)
Allowance for credit losses	(36,229)			(40,714)
	$4,629,994			$4,506,246
The difference between the amortized cost and the unpaid principal is due to (1) premiums and discounts associated with acquired loans totaling $1,769,000 and $2,689,000 at March 31, 2025 and December 31, 2024, respectively, and (2) net deferred origination and factoring fees totaling $4,558,000 and $3,128,000 at March 31, 2025 and December 31, 2024, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $38,865,000 and $36,838,000 at March 31, 2025 and December 31, 2024, respectively, and was included in other assets on the Company's consolidated balance sheets.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2025, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (21%), Illinois (12%), Colorado (11%), and Iowa (4%) make up 48% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2024, the states of Texas (22%), Illinois (12%), Colorado (10%), and Iowa (4%) made up 48% of the Company’s gross loans, excluding factored receivables.
A majority (97%) of the Company's factored receivables, representing approximately 28% of the Company's total loan portfolio as of March 31, 2025, are transportation receivables. At December 31, 2024, 97% of the Company's factored receivables, representing approximately 26% of the Company's total loan portfolio, were transportation receivables.
At March 31, 2025 and December 31, 2024, the Company had $262,017,000 and $267,891,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.
At March 31, 2025 and December 31, 2024 the balance of the Over-Formula Advance Portfolio, acquired from Transport Financial Solutions during 2020, included in factored receivables was $999,000 and $1,429,000, respectively. These balances were fully reserved as of those respective dates.
At March 31, 2025 the Company carried a separate receivable (the "Misdirected Payments") payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest Over-Formula Advance Portfolio carrier. The balance of such Misdirected Payments, net of customer reserves, was $19,361,000 at March 31, 2025. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We are a party to litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of March 31, 2025.
Loans with carrying amounts of $1,598,747,000 and $1,744,145,000 at March 31, 2025 and December 31, 2024, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and Federal Reserve Bank discount window borrowing capacity.
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended March 31, 2025
Commercial real estate	$3,825	$945	$(116)	$3	$4,657
Construction, land development, land	2,873	(234)	—	—	2,639
1-4 family residential	1,404	41	(1)	2	1,446
Farmland	386	(60)	—	—	326
Commercial	21,419	(931)	(4,371)	74	16,191
Factored receivables	9,600	1,509	(1,408)	150	9,851
Consumer	185	102	(179)	47	155
Mortgage warehouse	1,022	(58)	—	—	964
	$40,714	$1,314	$(6,075)	$276	$36,229

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended March 31, 2024
Commercial real estate	$6,030	$(364)	$—	$—	$5,666
Construction, land development, land	965	1,701	(14)	—	2,652
1-4 family residential	927	50	—	2	979
Farmland	442	(35)	—	—	407
Commercial	14,060	3,051	(584)	33	16,560
Factored receivables	11,896	556	(1,558)	298	11,192
Consumer	171	37	(117)	44	135
Mortgage warehouse	728	(87)	—	—	641
	$35,219	$4,909	$(2,273)	$377	$38,232
The decrease in required ACL during the three months ended March 31, 2025 is a function of net charge-offs of $5,799,000 and credit loss expense of $1,314,000.
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
For all DCF models at March 31, 2025, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At March 31, 2025 as compared to December 31, 2024, the Company forecasted minimal change in national unemployment while forecasting some degradation in one-year percentage change in national retail sales, one-year percentage change in national home price index, and one-year percentage change in national gross domestic product. At March 31, 2025 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a small increase in the first projected quarter followed by a decline to negative levels over the last three projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected an increase in the first projected quarter followed by a steep drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected low-to-near-zero growth for each projected quarter with the exception of positive growth in the first projected quarter. At September 30, 2024, the Company used its historical prepayment speeds with minimal adjustment.
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three months ended March 31, 2025, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $492,000. Changes in loan volume and mix increased the required ACL by $602,000. Changes in required specific reserves decreased the ACL by $5,579,000. Net charge-offs during the period were $5,799,000.
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
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
March 31, 2025
Commercial real estate	$23,344	$—	$—	$—	$23,344	$3
Construction, land development, land	2,285	—	—	—	2,285	—
1-4 family residential	794	—	—	—	794	47
Farmland	1,423	—	68	53	1,544	—
Commercial	46	—	48,430	13,436	61,912	3,644
Factored receivables	—	30,578	—	—	30,578	3,490
Consumer	—	—	—	100	100	—
Mortgage warehouse	—	—	—	—	—	—
Total	$27,892	$30,578	$48,498	$13,589	$120,557	$7,184
Commercial loans secured by Other collateral primarily consist of large liquid credit loans secured by the underlying enterprise values of the borrowers.
At March 31, 2025 the balance of the Over-Formula Advance Portfolio included in factored receivables was $999,000 and was fully reserved. At March 31, 2025 the balance of factoring Misdirected Payments, net of customer reserves, was $19,361,000 and carried no ACL allocation.

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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At December 31, 2024 the balance of the Over-Formula Advance Portfolio included in factored receivables was $1,429,000 and carried an ACL allocation of $1,429,000. At December 31, 2024 the balance of factoring Misdirected Payments, net of customer reserves, was $19,361,000 and carried no ACL allocation.
Past Due and Nonaccrual Loans
The following tables present an aging of contractually past due loans:

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
March 31, 2025
Commercial real estate	$17,099	$6,500	$3,708	$27,307	$783,937	$811,244	$709
Construction, land development, land	—	—	2,285	2,285	201,736	204,021	—
1-4 family residential	1,234	347	179	1,760	157,345	159,105	—
Farmland	75	125	287	487	46,824	47,311	—
Commercial	12,196	14,418	39,699	66,313	1,055,427	1,121,740	20
Factored receivables	21,738	6,188	24,975	52,901	1,297,755	1,350,656	24,975
Consumer	—	6	—	6	7,082	7,088	—
Mortgage warehouse	—	—	—	—	965,058	965,058	—
Total	$52,342	$27,584	$71,133	$151,059	$4,515,164	$4,666,223	$25,704

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
December 31, 2024
Commercial real estate	$840	$3,404	$10,363	$14,607	$763,082	$777,689	$—
Construction, land development, land	—	2,410	—	2,410	201,394	203,804	—
1-4 family residential	1,188	631	229	2,048	151,972	154,020	—
Farmland	601	140	150	891	55,475	56,366	—
Commercial	7,525	16,150	51,437	75,112	1,044,133	1,119,245	—
Factored receivables	24,828	4,193	24,718	53,739	1,150,771	1,204,510	24,718
Consumer	33	11	—	44	7,956	8,000	—
Mortgage warehouse	—	—	—	—	1,023,326	1,023,326	—
Total	$35,015	$26,939	$86,897	$148,851	$4,398,109	$4,546,960	$24,718
At March 31, 2025 and December 31, 2024, total past due Over-Formula Advances recorded in factored receivables was $999,000 and $1,429,000, respectively, all of which was considered past due 90 days or more. At March 31, 2025 and December 31, 2024, the entire balance of Misdirected Payments was considered past due 90 days or more. The balance of such Misdirected Payments, net of customer reserves, totaled $19,361,000 at March 31, 2025 and December 31, 2024. Given the nature of factored receivables, these assets are disclosed as past due 90 days or more still accruing; however, the Company is not recognizing income on the assets. Historically, any income recognized on factored receivables that are past due 90 days or more has not been material.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Total Nonaccrual	Nonaccrual With No ACL	Total Nonaccrual	Nonaccrual With No ACL
Commercial real estate	$7,252	$6,513	$11,254	$10,481
Construction, land development, land	2,285	2,285	2,410	2,410
1-4 family residential	769	722	810	763
Farmland	601	601	1,996	1,996
Commercial	61,714	48,742	73,437	45,405
Factored receivables	—	—	—	—
Consumer	100	100	116	116
Mortgage warehouse	—	—	—	—
	$72,721	$58,963	$90,023	$61,171
The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Commercial real estate	$14	$—
Construction, land development, land	—	2
1-4 family residential	—	1
Farmland	—	—
Commercial	3	183
Factored receivables	—	—
Consumer	—	—
Mortgage warehouse	—	—
	$17	$186
There was no interest earned on nonaccrual loans during the three months ended March 31, 2025 and 2024.
The following table presents information regarding nonperforming loans:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Nonaccrual loans	$72,721	$90,023
Factored receivables greater than 90 days past due	23,976	23,289
	$96,697	$113,312
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
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. As of March 31, 2025 and December 31, 2024, based on the most recent analysis performed, the risk category of loans is as follows:

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
March 31, 2025	2025	2024	2023	2022	2021	Prior
Commercial real estate
Pass	$89,741	$202,854	$82,726	$47,493	$78,438	$112,047	$87,577	$37	$700,913
Classified	—	—	87,540	—	1,437	20,610	744	—	110,331
Total commercial real estate	$89,741	$202,854	$170,266	$47,493	$79,875	$132,657	$88,321	$37	$811,244
YTD gross charge-offs	$—	$—	$116	$—	$—	$—	$—	$—	$116

Construction, land development, land
Pass	$755	$121,280	$73,114	$840	$840	$414	$4,493	$—	$201,736
Classified	—	—	—	—	—	2,285	—	—	2,285
Total construction, land development, land	$755	$121,280	$73,114	$840	$840	$2,699	$4,493	$—	$204,021
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential
Pass	$10,558	$44,502	$18,666	$12,967	$15,078	$22,295	$29,971	$1,148	$155,185
Classified	—	—	1,410	—	1,294	1,156	60	—	3,920
Total 1-4 family residential	$10,558	$44,502	$20,076	$12,967	$16,372	$23,451	$30,031	$1,148	$159,105
YTD gross charge-offs	$—	$—	$1	$—	$—	$—	$—	$—	$1

Farmland
Pass	$1,375	$14,431	$4,943	$3,631	$4,288	$16,569	$1,225	$53	$46,515
Classified	—	—	—	—	—	796	—	—	796
Total farmland	$1,375	$14,431	$4,943	$3,631	$4,288	$17,365	$1,225	$53	$47,311
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$85,630	$296,614	$111,366	$69,210	$17,683	$13,172	$441,957	$436	$1,036,068
Classified	—	12,750	34,323	21,600	3,656	4,096	9,247	—	85,672
Total commercial	$85,630	$309,364	$145,689	$90,810	$21,339	$17,268	$451,204	$436	$1,121,740
YTD gross charge-offs	$—	$49	$4,284	$12	$26	$—	$—	$—	$4,371

Factored receivables
Pass	$1,318,977	$—	$—	$—	$—	$999	$—	$—	$1,319,976
Classified	11,319	—	—	—	—	19,361	—	—	30,680
Total factored receivables	$1,330,296	$—	$—	$—	$—	$20,360	$—	$—	$1,350,656
YTD gross charge-offs	$—	$1,408	$—	$—	$—	$—	$—	$—	$1,408

Consumer
Pass	$1,178	$2,038	$1,423	$464	$244	$756	$869	$15	$6,987
Classified	—	—	—	2	58	41	—	—	101
Total consumer	$1,178	$2,038	$1,423	$466	$302	$797	$869	$15	$7,088
YTD gross charge-offs	$—	$35	$144	$—	$—	$—	$—	$—	$179

Mortgage warehouse
Pass	$965,058	$—	$—	$—	$—	$—	$—	$—	$965,058
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$965,058	$—	$—	$—	$—	$—	$—	$—	$965,058
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$2,473,272	$681,719	$292,238	$134,605	$116,571	$166,252	$566,092	$1,689	$4,432,438
Classified	11,319	12,750	123,273	21,602	6,445	48,345	10,051	—	233,785
Total loans	$2,484,591	$694,469	$415,511	$156,207	$123,016	$214,597	$576,143	$1,689	$4,666,223
YTD gross charge-offs	$—	$1,492	$4,545	$12	$26	$—	$—	$—	$6,075

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2024	2024	2023	2022	2021	2020	Prior
Commercial real estate
Pass	$212,265	$77,836	$48,149	$79,860	$90,460	$28,579	$87,634	$125	$624,908
Classified	6,283	116,794	—	9,591	659	19,454	—	—	152,781
Total commercial real estate	$218,548	$194,630	$48,149	$89,451	$91,119	$48,033	$87,634	$125	$777,689
YTD gross charge-offs	$—	$—	$352	$425	$54	$—	$—	$—	$831

Construction, land development, land
Pass	$126,504	$67,977	$850	$950	$257	$178	$4,678	$—	$201,394
Classified	—	—	—	—	—	2,410	—	—	2,410
Total construction, land development, land	$126,504	$67,977	$850	$950	$257	$2,588	$4,678	$—	$203,804
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential
Pass	$45,087	$19,836	$13,458	$17,192	$6,326	$18,287	$32,144	$302	$152,632
Classified	113	626	100	204	—	254	91	—	1,388
Total 1-4 family residential	$45,200	$20,462	$13,558	$17,396	$6,326	$18,541	$32,235	$302	$154,020
YTD gross charge-offs	$—	$—	$—	$—	$—	$72	$—	$—	$72

Farmland
Pass	$14,914	$6,077	$8,726	$4,334	$6,472	$12,866	$898	$73	$54,360
Classified	68	53	1,503	—	11	371	—	—	2,006
Total farmland	$14,982	$6,130	$10,229	$4,334	$6,483	$13,237	$898	$73	$56,366
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$325,712	$125,419	$81,599	$28,177	$8,249	$8,686	$442,362	$221	$1,020,425
Classified	6,659	56,378	12,365	6,275	6,680	3	10,460	—	98,820
Total commercial	$332,371	$181,797	$93,964	$34,452	$14,929	$8,689	$452,822	$221	$1,119,245
YTD gross charge-offs	$934	$1,540	$2,209	$452	$579	$153	$351	$—	$6,218

Factored receivables
Pass	$1,170,308	$—	$—	$—	$1,429	$—	$—	$—	$1,171,737
Classified	13,412	—	—	—	19,361	—	—	—	32,773
Total factored receivables	$1,183,720	$—	$—	$—	$20,790	$—	$—	$—	$1,204,510
YTD gross charge-offs	$5,628	$1,558	$—	$—	$—	$—	$—	$—	$7,186

Consumer
Pass	$4,242	$1,710	$587	$312	$203	$720	$110	$—	$7,884
Classified	16	—	3	63	—	34	—	—	116
Total consumer	$4,258	$1,710	$590	$375	$203	$754	$110	$—	$8,000
YTD gross charge-offs	$—	$457	$20	$5	$—	$1	$—	$—	$483

Mortgage warehouse
Pass	$1,023,326	$—	$—	$—	$—	$—	$—	$—	$1,023,326
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$1,023,326	$—	$—	$—	$—	$—	$—	$—	$1,023,326
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$2,922,358	$298,855	$153,369	$130,825	$113,396	$69,316	$567,826	$721	$4,256,666
Classified	26,551	173,851	13,971	16,133	26,711	22,526	10,551	—	290,294
Total loans	$2,948,909	$472,706	$167,340	$146,958	$140,107	$91,842	$578,377	$721	$4,546,960
YTD gross charge-offs	$6,562	$3,555	$2,581	$882	$633	$226	$351	$—	$14,790

TRIUMPH FINANCIAL, INC.
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
The following tables present the amortized cost basis of loan modifications to borrowers experiencing financial difficulty made during the reporting period:

	Term Extension
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Term Extended By
Three Months Ended March 31, 2025
Commercial real estate	$83,350	10.3%	0.3 years
1-4 family residential	19	—%	4.8 years
Commercial	1,678	0.1%	0.3 years
	$85,047	1.8%

Three Months Ended March 31, 2024
Commercial real estate	$195	—%	0.3 years
1-4 family residential	271	0.2%	0.3 years
Farmland	604	1.0%	0.3 years
Commercial	690	0.1%	0.3 years
	$1,760	—%

	Payment Delay
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Payments Delayed By
Three Months Ended March 31, 2025
Commercial	$566	0.1%	0.5 years
	$566	—%
Generally, if a loan to a borrower experiencing financial difficulty is modified, the Company will seek to obtain credit enhancements when possible.
The following table presents the payment status of loans that have been modified in the last twelve months:

	March 31, 2025
(Dollars in thousands)	Current	Past Due 30-89 Days	Past Due 90 Days or More	Total
Commercial real estate	$85,786	$16,091	$—	$101,877
1-4 family residential	19	—	—	19
Commercial	11,618	91	—	11,709
Consumer	15	—	—	15
	$97,438	$16,182	$—	$113,620

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At March 31, 2025, the Company had $18,000 of commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.
There were no loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2025 and 2024 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.
Residential Real Estate Loans In Process of Foreclosure
At March 31, 2025 and December 31, 2024, the Company had no 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.
NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Goodwill	$241,949	$241,949

	March 31, 2025			December 31, 2024
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,578	$(40,691)	$2,887	$43,578	$(40,310)	$3,268
Customer relationship intangibles	30,014	(23,574)	6,440	30,014	(23,053)	6,961
Software intangible assets	18,612	(16,332)	2,280	18,612	(15,168)	3,444
Other intangible assets	5,750	(3,394)	2,356	5,627	(3,041)	2,586
	$97,954	$(83,991)	$13,963	$97,831	$(81,572)	$16,259
The changes in goodwill and intangible assets during the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Beginning balance	$258,208	$257,355
Acquired intangible assets	123	2,920
Amortization of intangibles	(2,400)	(2,724)
Amortization of intangibles included in lease income	(19)	—
Ending balance	$255,912	$257,551
NOTE 6 — VARIABLE INTEREST ENTITIES
Collateralized Loan Obligation Funds – Closed
The Company holds investments in the subordinated notes of the following closed Collateralized Loan Obligation (“CLO”) funds:

(Dollars in thousands)	Offering Date	Offering Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO VI, LTD (Trinitas VI)	June 20, 2017	$717,100

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $1,731,000 and $1,876,000 at March 31, 2025 and December 31, 2024, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.
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
NOTE 7 — LEGAL CONTINGENCIES
Various legal claims have arisen from time to time in the normal course of business which, in the opinion of management as of March 31, 2025, will have no material effect on the Company’s consolidated financial statements.
NOTE 8 — OFF-BALANCE SHEET LOAN COMMITMENTS
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
The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	March 31, 2025			December 31, 2024
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$134,422	$467,827	$602,249	$103,784	$486,414	$590,198
Standby letters of credit	$6,785	$4,430	$11,215	$16,630	$7,320	$23,950
Commitments to purchase loans	$—	$11,998	$11,998	$—	$9,500	$9,500
Mortgage warehouse commitments	$—	$846,741	$846,741	$—	$810,913	$810,913
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At March 31, 2025 and December 31, 2024, the allowance for credit losses on off-balance sheet credit exposures totaled $2,572,000 and $2,701,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The following table presents credit loss expense for off balance sheet credit exposures:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Credit loss expense (benefit)	$(129)	$1,042
NOTE 9 — FAIR VALUE DISCLOSURES
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
The methods of determining the fair value of assets and liabilities presented in this note are consistent with the methodologies disclosed in Note 16 of the Company’s 2024 Form 10-K.
Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
March 31, 2025	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$102,895	$—	$102,895
Asset-backed securities	—	881	—	881
State and municipal	—	2,813	—	2,813
CLO securities	—	303,851	—	303,851
Corporate bonds	—	257	—	257
SBA pooled securities	—	1,228	—	1,228
	$—	$411,925	$—	$411,925

Equity securities with readily determinable fair values
Mutual fund	$4,512	$—	$—	$4,512

Loans held for sale	$—	$2,950	$—	$2,950

Indemnification asset	$—	$—	$475	$475

Revenue share asset	$—	$—	$2,507	$2,507

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2024	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$84,185	$—	$84,185
Asset-backed securities	—	905	—	905
State and municipal	—	3,063	—	3,063
CLO Securities	—	291,913	—	291,913
Corporate bonds	—	262	—	262
SBA pooled securities	—	1,233	—	1,233
	$—	$381,561	$—	$381,561

Equity securities with readily determinable fair values
Mutual fund	$4,445	$—	$—	$4,445

Loans held for sale	$—	$1,172	$—	$1,172

Indemnification asset	$—	$—	$679	$679

Revenue share asset	$—	$—	$2,616	$2,616
There were no transfers between levels during 2025 or 2024.
Indemnification Asset
The fair value of the indemnification asset is calculated as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio acquired during 2020. The cash flows are discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the Consolidated Statements of Income. The indemnification asset fair value is considered a Level 3 classification. At March 31, 2025 and December 31, 2024, the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio were approximately $500,000 and $715,000, respectively, and a discount rate of 5.0% and 5.0%, respectively, was applied to calculate the present value of the indemnification asset. A reconciliation of the opening balance to the closing balance of the fair value of the indemnification asset is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Beginning balance	$679	$1,497
Indemnification asset recognized in business combination	—	—
Change in fair value of indemnification asset recognized in earnings	(204)	(205)
Indemnification reduction	—	—
Ending balance	$475	$1,292

TRIUMPH FINANCIAL, INC.
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
At March 31, 2025 and December 31, 2024, the estimated cash payments expected to be received from the purchaser for the Company's share of future gross monthly revenue as $3,476,000 and $3,329,000, respectively, and a discount rate of 10.0% was applied to calculate the present value of the revenue share asset. A reconciliation of the opening balance to the closing balance of the fair value of the revenue share asset is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Beginning balance	$2,616	$2,516
Revenue share asset recognized	—	—
Change in fair value of revenue share asset recognized in earnings	173	472
Revenue share payments received	(282)	(299)
Ending balance	$2,507	$2,689
Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2025 and December 31, 2024.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
March 31, 2025	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$736	$736
1-4 family residential	—	—	—	—
Commercial	—	—	9,329	9,329
Factored receivables	—	—	27,088	27,088
	$—	$—	$37,153	$37,153

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2024	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$745	$745
1-4 family residential	—	—	—	—
Commercial	—	—	18,727	18,727
Factored receivables	—	—	28,780	28,780
	$—	$—	$48,252	$48,252
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
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at March 31, 2025 and December 31, 2024 were as follows:

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
March 31, 2025		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$502,944	$502,944	$—	$—	$502,944
Securities - held to maturity	1,731	—	—	2,460	2,460
Loans not previously presented, gross	4,629,070	42,229	—	4,522,477	4,564,706
FHLB and other restricted stock	12,987	N/A	N/A	N/A	N/A
Accrued interest receivable	43,706	43,706	—	—	43,706

Financial liabilities:
Deposits	4,976,750	—	4,972,817	—	4,972,817
Federal Home Loan Bank advances	205,000	—	205,000	—	205,000
Subordinated notes	69,732	—	56,699	—	56,699
Junior subordinated debentures	42,507	—	43,735	—	43,735
Accrued interest payable	10,299	10,299	—	—	10,299

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
December 31, 2024		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$330,117	$330,117	$—	$—	$330,117
Securities - held to maturity	1,876	—	—	2,514	2,514
Loans not previously presented, gross	4,505,408	49,860	—	4,389,000	4,438,860
FHLB and other restricted stock	14,054	N/A	N/A	N/A	N/A
Accrued interest receivable	41,940	41,940	—	—	41,940

Financial liabilities:
Deposits	4,820,820	—	4,817,208	—	4,817,208
Federal Home Loan Bank advances	30,000	—	30,000	—	30,000
Subordinated notes	69,662	—	56,643	—	56,643
Junior subordinated debentures	42,352	—	43,835	—	43,835
Accrued interest payable	9,766	9,766	—	—	9,766
NOTE 10 — REGULATORY MATTERS
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2025 and December 31, 2024, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.
As of March 31, 2025 and December 31, 2024, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since March 31, 2025 that management believes have changed TBK Bank’s category.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table.

(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$801,401	14.9%	$429,444	8.0%	N/A	N/A
TBK Bank, SSB	$786,191	14.7%	$427,582	8.0%	$534,477	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$692,391	12.9%	$322,083	6.0%	N/A	N/A
TBK Bank, SSB	$748,389	14.0%	$320,686	6.0%	$427,582	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$604,884	11.3%	$241,562	4.5%	N/A	N/A
TBK Bank, SSB	$748,389	14.0%	$240,515	4.5%	$347,410	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$692,391	12.0%	$230,018	4.0%	N/A	N/A
TBK Bank, SSB	$748,389	13.0%	$229,913	4.0%	$287,391	5.0%

As of December 31, 2024
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$802,192	15.2%	$421,400	8.0%	N/A	N/A
TBK Bank, SSB	$784,157	15.0%	$419,480	8.0%	$524,350	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$688,025	13.1%	$316,050	6.0%	N/A	N/A
TBK Bank, SSB	$742,989	14.2%	$314,610	6.0%	$419,480	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$600,673	11.4%	$237,037	4.5%	N/A	N/A
TBK Bank, SSB	$742,989	14.2%	$235,957	4.5%	$340,827	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$688,025	12.0%	$228,843	4.0%	N/A	N/A
TBK Bank, SSB	$742,989	13.0%	$228,726	4.0%	$285,907	5.0%
As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, the Company elected the option to delay the estimated impact on regulatory capital of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13 as well as 25% of the quarterly increases in the allowance for credit losses subsequent to adoption of ASU 2016-13 (collectively the “transition adjustments”) was delayed for two years. After two years, the cumulative amount of the transition adjustments became fixed and was phased out of the regulatory capital calculations evenly over a three-year period, with 75% recognized in year three, 50% recognized in year four, and 25% recognized in year five. After December 31, 2024, the temporary regulatory capital benefits were fully reversed.
Dividends paid by TBK Bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at March 31, 2025 and December 31, 2024. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At March 31, 2025 and December 31, 2024, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.
NOTE 11 — STOCKHOLDERS' EQUITY
The following summarizes the capital structure of Triumph Financial, Inc.
Preferred Stock Series C

(Dollars in thousands, except per share amounts)	March 31, 2025	December 31, 2024
Shares authorized	51,750	51,750
Shares issued	45,000	45,000
Shares outstanding	45,000	45,000
Par value per share	$0.01	$0.01
Liquidation preference per share	$1,000	$1,000
Liquidation preference amount	$45,000	$45,000
Dividend rate	7.125%	7.125%
Dividend payment dates	Quarterly	Quarterly
Common Stock

	March 31, 2025	December 31, 2024
Shares authorized	50,000,000	50,000,000
Shares issued	29,151,573	29,121,213
Treasury shares	(5,731,833)	(5,729,802)
Shares outstanding	23,419,740	23,391,411
Par value per share	$0.01	$0.01
NOTE 12 — STOCK BASED COMPENSATION
Stock based compensation expense that has been charged against income was $2,831,000 and $3,627,000 for the three months ended March 31, 2025 and 2024.
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Awards
A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the three months ended March 31, 2025 were as follows:

Nonvested RSAs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2025	48,868	90.18
Granted	—	—
Vested	(217)	88.63
Forfeited	(575)	87.77
Nonvested at March 31, 2025	48,076	90.20
RSAs granted to employees under the Omnibus Incentive Plan typically vest immediately or over four years. Compensation expense for the RSAs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of March 31, 2025, there was $85,000 of unrecognized compensation cost related to the nonvested RSAs. The cost is expected to be recognized over a remaining period of 0.17 years.
Restricted Stock Units
A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the three months ended March 31, 2025 were as follows:

Nonvested RSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2025	224,568	66.07
Granted	5,223	75.96
Vested	(8,973)	96.76
Forfeited	(17,006)	60.67
Nonvested at March 31, 2025	203,812	65.42
RSUs granted to employees under the Omnibus Incentive Plan typically vest over four years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of March 31, 2025, there was $4,255,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 2.42 years.
Market Based Performance Stock Units
A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the three months ended March 31, 2025 were as follows:

Nonvested Market Based PSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2025	167,780	$93.10
Granted	—	—
Performance adjustment	—	—
Vested	—	—
Forfeited	(3,749)	103.90
Nonvested at March 31, 2025	164,031	$92.85

TRIUMPH FINANCIAL, INC.
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
As of March 31, 2025, there was $7,015,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 1.79 years.
Stock Options
A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the three months ended March 31, 2025 were as follows:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2025	257,603	$49.68
Granted	—	—
Exercised	(495)	51.25
Forfeited or expired	(3,479)	63.14
Outstanding at March 31, 2025	253,629	$49.49	5.72	$3,615

Fully vested shares and shares expected to vest at March 31, 2025	253,629	$49.49	5.72	$3,615

Shares exercisable at March 31, 2025	148,137	$38.90	3.89	$3,351
Information related to the stock options for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2025	2024
Aggregate intrinsic value of options exercised	$14	$289
Cash received from option exercises, net	25	144
Tax benefit realized from option exercises	3	61
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
As of March 31, 2025, there was $1,160,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 2.68 years.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Employee Stock Purchase Plan
During the year ended December 31, 2019, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the Company's 2019 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, 2,500,000 shares of common stock were reserved for issuance. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period. During the three months ended March 31, 2025 and 2024, 20,892 shares and 18,328 shares, respectively, were issued under the plan.
NOTE 13 — EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Basic
Net income (loss) to common stockholders	$(784)	$3,357
Weighted average common shares outstanding	23,362,400	23,201,259
Basic earnings (loss) per common share	$(0.03)	$0.14
Diluted
Net income (loss) to common stockholders	$(784)	$3,357
Weighted average common shares outstanding	23,362,400	23,201,259
Dilutive effects of:
Assumed exercises of stock options	—	87,567
Restricted stock awards	—	102,417
Restricted stock units	—	137,321
Performance stock units - market based	—	119,777
Employee stock purchase program	—	1,921
Average shares and dilutive potential common shares	23,362,400	23,650,262
Diluted earnings (loss) per common share	$(0.03)	$0.14
Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended March 31,
	2025	2024
Stock options	253,629	45,764
Restricted stock awards	48,076	—
Restricted stock units	203,812	7,500
Performance stock units - market based	82,020	—
Employee stock purchase program	—	—
NOTE 14 — REVENUE FROM CONTRACTS WITH CUSTOMERS
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
Payments Segment
The Payments segment derives a portion of its revenue from interest income on factored receivables and commercial loans related to invoice payments. These factored receivables consist of (i) invoices where we offer a Carrier a QuickPay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and (ii) factoring transactions where we purchase receivables payable to such freight brokers from their shipper clients. The Payments segment also offers commercial loans that result from our offering certain Brokers an additional liquidity option through the ability to settle their invoices with us on an extended term following our payment to their Carriers. The balance of such commercial loans was $0 at March 31, 2025 and December 31, 2024. Such revenue falls under Topic 310 and is outside the scope of Topic 606.

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
Capitalized contract costs consist of (i) deferred sales commissions that are incremental costs of obtaining customer contracts and (ii) deferred set-up costs, primarily direct payroll costs, for implementation services provided to customers prior to the launching of the Company’s products for general availability (go-live) to customers. Deferred sales commissions are amortized ratably over two years, taking into consideration the initial contract term, expected renewal periods, and sales commissions paid on such renewal periods. Deferred set-up costs are amortized ratably over four years which estimates the benefit period of the capitalized costs starting on the go-live date of the service. Deferred sales commissions and deferred set-up costs were included in other assets in the accompanying consolidated balance sheets and were $302,000 and $1,508,000, respectively, at March 31, 2025 and $319,000 and $1,354,000, respectively, at December 31, 2024. The amortization of deferred sales commissions and deferred set-up costs is included in salaries and employee benefits in the consolidated statements of income and was not significant for the three months ended March 31, 2025 and 2024.
Given the nature of services provided, the Payments segment does not carry any material contract balances.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below shows the Payments segment’s revenue from transaction and network fees from external customers, which are disaggregated by customer category.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Broker fee income	$5,178	$4,115
Factor fee income	1,233	1,295
Other fee income	107	$61
Total fee income	$6,518	$5,471
NOTE 15 — LESSOR OPERATING LEASES
The table below shows the Company's revenue from operating leases, which is included in non-interest income in the Company's consolidated statements of income.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Fixed payments	$549	$—
Variable payments	294	—
Amortization of intangibles included in lease income	(19)	$—
Total fee income	$824	$—
NOTE 16 — BUSINESS SEGMENT INFORMATION
The Company's reportable segments are Banking, Factoring, Payments, and Intelligence, which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the operations of TBK Bank. The Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Factoring segment derives its revenue from factoring services. The Payments segment includes the operations of TBK Bank's TriumphPay division, which provides a presentment, audit, and payment solution to Shipper, Broker, and Factor clients in the trucking industry. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of both invoices where we offer a Carrier a QuickPay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and from offering Brokers the ability to settle their invoices with us on an extended term following our payment to their Carriers as an additional liquidity option for such Brokers. The Intelligence segment was launched at the beginning of the fourth quarter of 2024 to turn the over-the-road trucking data collected through our services into actionable insights for our customers. This launch coincided with our acquisition of the assets of Isometric Technologies Inc., a company that provides service and performance scoring and benchmarking capabilities to the over-the-road trucking industry. The revenue for Intelligence offerings is derived through access and subscription fees, as well as seat licenses where applicable. Prior to the fourth quarter of 2024, there were no individuals allocated specifically to our data intelligence segment and an explicit data intelligence segment did not exist. Therefore, revision of prior period segment operating results is not applicable.
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are substantially the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2024 Form 10-K.
Transactions between segments consist primarily of borrowed funds, payment network fees, and servicing fees. Intersegment interest expense is allocated to the Factoring and Payments segments as described above. Payment network fees are paid by the Factoring segment to the Payments segment for use of the payments network. Servicing fees are paid by the Payments segment to the Factoring segment for servicing factoring transactions with freight broker clients transferred from the Factoring segment to the Payments segment to align with TriumphPay's supply chain finance product offerings. Servicing fees are paid by the Payments segment to the Factoring segment for servicing such product. Beginning prospectively on January 1, 2024, the Factoring and Payments segments began paying fees to our Banking segment for the Banking segment's execution of various banking services that benefit those segments. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned to the related segment. Various shared service costs such as human resources, accounting, finance, risk management and information technology expense are assigned to the Corporate and Other category if they are not directly attributable to a segment. Other segment expense consists of various loan and card related expenses and other insignificant miscellaneous costs not specifically reviewed by the Company's chief operating decision maker. Taxes are paid on a consolidated basis and are not allocated for segment purposes.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)					Total	Corporate
Three months ended March 31, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$63,493	$33,331	$5,363	$—	$102,187	$83	$102,270
Intersegment interest allocations	4,735	(7,653)	2,918	—	—	—	—
Total interest expense	16,211	—	—	—	16,211	1,676	17,887
Net interest income (expense)	52,017	25,678	8,281	—	85,976	(1,593)	84,383
Credit loss expense (benefit)	507	560	118	—	1,185	145	1,330
Net interest income after credit loss expense	51,510	25,118	8,163	—	84,791	(1,738)	83,053
Noninterest income	7,003	1,719	6,531	395	15,648	1,542	17,190
Noninterest expense:
Salaries and employee benefits	16,317	13,222	9,613	1,484	40,636	18,082	58,718
Depreciation	1,630	503	230	7	2,370	1,574	3,944
Other occupancy, furniture and equipment	2,102	537	168	7	2,814	1,684	4,498
FDIC insurance and other regulatory assessments	727	—	—	—	727	—	727
Professional fees	1,065	1,852	206	951	4,074	1,990	6,064
Amortization of intangible assets	385	193	1,551	116	2,245	155	2,400
Advertising and promotion	511	254	381	30	1,176	288	1,464
Communications and technology	5,015	2,274	2,469	227	9,985	2,259	12,244
Software amortization	56	594	1,196	2	1,848	144	1,992
Travel and entertainment	238	183	377	118	916	576	1,492
Other	3,025	741	922	66	4,754	1,876	6,630
Total noninterest expense	31,071	20,353	17,113	3,008	71,545	28,628	100,173
Net intersegment noninterest income (expense)(2)	137	435	(572)	—	—	—	—
Net income (loss) before income tax expense	$27,579	$6,919	$(2,991)	$(2,613)	$28,894	$(28,824)	$70

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)					Total	Corporate
Three months ended March 31, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$63,994	$32,752	$5,157	$—	$101,903	$44	$101,947
Intersegment interest allocations	6,744	(8,905)	2,161	—	—	—	—
Total interest expense	13,504	—	—	—	13,504	2,408	15,912
Net interest income (expense)	57,234	23,847	7,318	—	88,399	(2,364)	86,035
Credit loss expense (benefit)	4,527	1,355	69	—	5,951	(55)	5,896
Net interest income after credit loss expense	52,707	22,492	7,249	—	82,448	(2,309)	80,139
Noninterest income	6,476	2,903	5,543	—	14,922	77	14,999
Noninterest expense:
Salaries and employee benefits	16,809	12,261	9,131	—	38,201	15,984	54,185
Depreciation	1,799	506	244	—	2,549	1,063	3,612
Other occupancy, furniture and equipment	2,357	525	144	—	3,026	998	4,024
FDIC insurance and other regulatory assessments	653	—	—	—	653	—	653
Professional fees	674	603	793	—	2,070	1,471	3,541
Amortization of intangible assets	618	404	1,702	—	2,724	—	2,724
Advertising and promotion	337	246	360	—	943	271	1,214
Communications and technology	4,983	2,298	2,083	—	9,364	2,530	11,894
Software amortization	15	581	527	—	1,123	51	1,174
Travel and entertainment	285	250	517	—	1,052	457	1,509
Other	2,599	1,019	984	—	4,602	1,239	5,841
Total noninterest expense	31,129	18,693	16,485	—	66,307	24,064	90,371
Net intersegment noninterest income (expense)(2)	121	389	(510)	—	—	—	—
Net income (loss) before income tax expense	$28,175	$7,091	$(4,203)	$—	$31,063	$(26,296)	$4,767
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
(2) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Three Months Ended March 31, 2025
Factoring revenue received from Payments	$—	$911	$(911)
Payments revenue received from Factoring	—	(372)	372
Banking revenue received from Payments and Factoring	137	(104)	(33)
Net intersegment noninterest income (expense)	$137	$435	$(572)

Three Months Ended March 31, 2024
Factoring revenue received from Payments	$—	$750	$(750)
Payments revenue received from Factoring	—	(265)	265
Banking revenue received from Payments and Factoring	121	(96)	(25)
Net intersegment noninterest income (expense)	$121	$389	$(510)

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Total assets and gross loans below include intercompany loans, which eliminate in consolidation. Effective January, 1, 2025, Triumph Financial Services LLC, the entity through which the Company previously conducted all of its factoring operations, was merged with and into TBK Bank, SSB. Concurrent with the legal entity merger, the Banking segment intercompany advance to the Factoring segment was extinguished.

(Dollars in thousands)					Total	Corporate
March 31, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$5,028,042	$1,229,605	$590,360	$10,456	$6,858,463	$659,295	$(1,249,364)	$6,268,394
Gross loans	$3,317,987	$1,147,509	$204,227	$—	$4,669,723	$—	$(3,500)	$4,666,223

(Dollars in thousands)					Total	Corporate
December 31, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$5,443,452	$1,186,342	$590,063	$10,099	$7,229,956	$1,119,825	$(2,400,806)	$5,948,975
Gross loans	$3,944,146	$1,034,992	$171,668	$—	$5,150,806	$—	$(603,846)	$4,546,960

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s interim consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. See the “Forward-Looking Statements” section of this discussion for further information on forward-looking statements.
Overview
We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act, that offers a diversified line of banking, factoring, payments, and intelligence services. Our principal subsidiary is TBK Bank, SSB, a Texas state savings bank and the entity through which we offer substantially all of our products and services. Effective January, 1, 2025, we merged Triumph Financial Services LLC, the entity through which we previously conducted all of our factoring operations, with and into TBK Bank, SSB. As of March 31, 2025, we had consolidated total assets of $6.268 billion, total loans held for investment of $4.666 billion, total deposits of $4.977 billion and total stockholders’ equity of $893.9 million.
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
In addition to our traditional banking operations, we also operate a factoring business focused primarily on serving the over-the-road trucking industry. This business involves the provision of working capital to the trucking industry through the purchase of invoices generated by small to medium sized trucking fleets ("Carriers") at a discount to provide immediate working capital to such Carriers. In 2024, our factoring business also launched its Factoring as a Service ("FaaS") product. As part of our FaaS product, we offer certain back-office factoring services to the over-the-road transportation industry, enabling our FaaS customers to either supplement their own factoring operations or to offer factoring services to their customers wholly supported by our platform. Our factoring business operates in a highly specialized niche with unique processes and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products described above..
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
Our data intelligence business, which we call Intelligence, was launched at the beginning of the fourth quarter of 2024 to turn the over-the-road trucking data collected through our services into actionable insights for our customers. This launch coincided with our acquisition of the assets of Isometric Technologies Inc., a company that provides service and performance scoring and benchmarking capabilities to the over-the-road trucking industry. Data has the ability to drive efficiency, enhance decision-making, and enable Shippers, Brokers, and Carriers to operate more profitably in a very competitive over-the-road trucking market. With our access to data from our TriumphPay network and other sources, we believe we can develop products and services to offer to logistics service providers, allowing them to better plan for peak periods, competitively source freight capacity, and allocate resources efficiently, thus improving their profitability. Going forward, Intelligence will operate in a highly specialized niche with unique processes and key performance indicators.
At March 31, 2025, our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Within such ecosystem, we operate our TriumphPay payments platform, which connects such parties to streamline and optimize the presentment, audit and payment of transportation invoices. We also act as capital provider to the Carrier industry through our factoring business. We have begun to offer data services through our intelligence offerings. Our traditional banking operations provide stable, low cost deposits to support our operations, a diversified lending portfolio to add stability to our balance sheet, and a suite of traditional banking products and services to participants in the for-hire trucking ecosystem to deepen our relationship with such clients.
We have determined our reportable segments are Banking, Factoring, Payments and Intelligence. For the three months ended March 31, 2025, our Banking segment generated 60% of our total segment revenue (comprised of interest and noninterest income), our Factoring segment generated 30% of our total segment revenue, our Payments segment generated 10% of our total segment revenue, and our Intelligence segment generated less than 1% of our total segment revenue.
First Quarter 2025 Overview
We incurred a net loss to common stockholders for the three months ended March 31, 2025 of $0.8 million, or $(0.03) per diluted share, compared to net income available to common stockholders for the three months ended March 31, 2024 of $3.4 million, or $0.14 per diluted share. For the three months ended March 31, 2025, our return on average common equity was (0.37)% and our return on average assets was 0.00%.
At March 31, 2025, we had total assets of $6.268 billion, including gross loans held for investment of $4.666 billion, compared to $5.949 billion of total assets and $4.547 billion of gross loans held for investment at December 31, 2024. Total loans held for investment increased $119.3 million during the three months ended March 31, 2025. Our Banking loans, which constitute 71% of our total loan portfolio at March 31, 2025, decreased from $3.340 billion in aggregate as of December 31, 2024 to $3.314 billion as of March 31, 2025, a decrease of 0.8%. Our Factoring factored receivables, which constitute 25% of our total loan portfolio at March 31, 2025, increased from $1,032.8 million in aggregate as of December 31, 2024 to $1,146.4 million as of March 31, 2025, an increase of 11.0%. Our Payments factored receivables, which constitute 4% of our total loan portfolio at March 31, 2025, increased from $171.7 million in aggregate as of December 31, 2024 to $204.2 million as of March 31, 2025, an increase of 19.0%.
At March 31, 2025, we had total liabilities of $5.374 billion, including total deposits of $4.977 billion, compared to $5.058 billion of total liabilities and $4.821 billion of total deposits at December 31, 2024. Deposits increased $155.9 million during the three months ended March 31, 2025.
At March 31, 2025, we had total stockholders' equity of $893.9 million. During the three months ended March 31, 2025, total stockholders’ equity increased $3.0 million. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 12.90% and 14.93%, respectively, at March 31, 2025.
The total dollar value of invoices purchased by our Factoring segment during the three months ended March 31, 2025 was $2.708 billion with an average invoice size of $1,808. The average transportation invoice size for the three months ended March 31, 2025 was $1,769. This compares to invoice purchase volume of $2.470 billion with an average invoice size of $1,806 and average transportation invoice size of $1,771 during the same period a year ago.

Our Payments segment processed 7.2 million invoices paying Carriers a total of $8.778 billion during the three months ended March 31, 2025. This compares to processed volume of 5.7 million invoices for a total of $6.380 billion during the same period a year ago.
2025 Items of Note
Greenscreens.ai
On February 26, 2025, we, through our wholly-owned subsidiary TBK Bank, SSB, entered into an Agreement and Plan of Merger providing for the acquisition of GreenScreens AI, Inc. (Greenscreens.ai), a pricing solution for the logistics industry that delivers short-term freight market pricing intelligence and business insights, by TBK Bank, SSB for $140 million in cash and approximately $20 million in our common stock. The acquisition is subject to customary closing conditions, including receipt of regulatory approval, and is expected to close in the second quarter of 2025.
Items related to our July 2020 acquisition of TFS
As disclosed on our SEC Forms 8-K filed on July 8, 2020 and September 23, 2020, we acquired the transportation factoring assets of TFS, a wholly owned subsidiary of Covenant Logistics Group, Inc. ("CVLG"), and subsequently amended the terms of that transaction. There were no material developments related to that transaction that impacted our operating results for the three months ended March 31, 2025.
At March 31, 2025, the carrying value of the acquired over-formula advances was $1.0 million, the total reserve on acquired over-formula advances was $1.0 million and the balance of our indemnification asset, the value of the payment that would be due to us from CVLG in the event that these over-advances are charged off, was $0.5 million.
As of March 31, 2025 we carry a separate receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest over-formula advance carrier. The balance of such Misdirected Payments, net of customer reserves, was $19.4 million at March 31, 2025. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We are a party to litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of March 31, 2025. The full amount of such receivable is reflected in non-performing and past due factored receivables as of March 31, 2025 in accordance with our policy. As of March 31, 2025, the entire Misdirected Payments amount was greater than 90 days past due.
2024 Items of Note
Isometric Technologies Inc
On December 1, 2024, we acquired the assets of Isometric Technologies Inc. ("ISO"), a freight technology company, for $10.0 million in cash. Isometric Technologies provides service and performance scoring and benchmarking capabilities to the over-the-road trucking industry.
For further information on the above transactions see Note 2 – Acquisitions and Divestitures in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.
Triumph Financial Headquarters Purchase
On March 20, 2024, we purchased a building in Dallas, TX that will be the future headquarters for Triumph Financial. The purchase price, including direct costs, was $54.6 million with approximately $51.7 million allocated to land and building and $2.9 million allocated to lease-related intangibles.

Trucking transportation and factoring
The largest driver of changes in revenue at our Factoring segment, and to a lesser extent, our Payments segment, is fluctuation in the freight markets, particularly in brokered freight, which is priced largely off the spot market (a reflection of real-time balance of carrier supply and shipper demand in the market) and subject to variability in diesel prices. The softness in freight during 2023, 2024 and into the first quarter of 2025 was a combination of falling volumes and excess capacity. In recent quarters, average rates per mile have decreased and returned spot rates to levels last seen in 2019. For the spot rate market, the drop was a little higher than the drop in diesel prices over the same period. Spot rates had fallen below the cost per mile to operate for many carriers. As a result, we have observed a number of small and medium-sized trucking companies either leave the market by signing on with larger carriers or electing to sell their fleets or companies and move on to other endeavors, though the pace of these exits has slowed recently. The confluence of these circumstances has resulted in persistently low invoice prices and decreased prices of new and used equipment. Such invoice prices and prices of new and used equipment remain consistently below the years leading up to 2023. This has put pressure on the revenue of our Factoring segment as well as our equipment finance borrowers, resulting in increased equipment finance delinquencies and loan modifications. Equipment finance losses have been manageable, but continued softness in the freight markets could cause the Company to experience adverse effects on its business, financial condition, results of operations and cash flows that are not possible to predict at March 31, 2025.
Though the transportation factoring industry continues to fight headwinds due to higher cost of capital and lower average invoices, we have sufficient access to capital, manageable funding costs, and an ability to diversify transportation and factoring income. We continue to focus our efforts on technology initiatives to be more efficient, support the enterprise, and enhance our customer experience while delivering various products to strengthen our clients throughout their business lifecycle. Our plan is for managed growth in our factoring segment with a greater emphasis on enhancing efficiency and profitability. These plans may include use of new technology tools, including those that integrate artificial intelligence capabilities.

Financial Highlights

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2025	2024
Income Statement Data:
Interest income	$102,270	$101,947
Interest expense	17,887	15,912
Net interest income	84,383	86,035
Credit loss expense (benefit)	1,330	5,896
Net interest income after credit loss expense (benefit)	83,053	80,139
Noninterest income	17,190	14,999
Noninterest expense	100,173	90,371
Net income (loss) before income taxes	70	4,767
Income tax expense (benefit)	53	609
Net income (loss)	$17	$4,158
Dividends on preferred stock	(801)	(801)
Net income available (loss) to common stockholders	$(784)	$3,357

Per Share Data:
Basic earnings (loss) per common share	$(0.03)	$0.14
Diluted earnings (loss) per common share	$(0.03)	$0.14
Weighted average shares outstanding - basic	23,362,400	23,201,259
Weighted average shares outstanding - diluted	23,362,400	23,650,262

Performance ratios - Annualized:
Return on average assets	—%	0.31%
Return on average total equity	0.01%	1.90%
Return on average common equity	(0.37)%	1.62%
Return on average tangible common equity (1)	(0.53)%	2.33%
Yield on loans	8.37%	9.09%
Cost of interest bearing deposits	2.14%	1.99%
Cost of total deposits	1.23%	1.17%
Cost of total funds	1.45%	1.45%
Net interest margin	6.49%	7.29%
Net noninterest expense to average assets	5.61%	5.62%

(Dollars in thousands, except per share amounts)	March 31, 2025	December 31, 2024
Balance Sheet Data:
Total assets	$6,268,394	$5,948,975
Cash and cash equivalents	502,944	330,117
Investment securities	418,168	387,882
Loans held for investment, net	4,629,994	4,506,246
Total liabilities	5,374,467	5,058,056
Noninterest bearing deposits	2,260,048	1,964,457
Interest bearing deposits	2,716,702	2,856,363
FHLB advances	205,000	30,000
Subordinated notes	69,732	69,662
Junior subordinated debentures	42,507	42,352
Total stockholders’ equity	893,927	890,919
Preferred stockholders' equity	45,000	45,000
Common stockholders' equity	848,927	845,919

Per Share Data:
Book value per share	$36.25	$36.16
Tangible book value per share (1)	$25.32	$25.13
Shares outstanding end of period	23,419,740	23,391,411

Asset Quality ratios(2):
Past due to total loans	3.24%	3.27%
Nonperforming loans to total loans	2.07%	2.49%
Nonperforming assets to total assets	1.64%	2.02%
ACL to nonperforming loans	37.47%	35.93%
ACL to total loans	0.78%	0.90%
Net charge-offs to average loans(3)	0.13%	0.31%

Capital ratios:
Tier 1 capital to average assets	12.04%	12.03%
Tier 1 capital to risk-weighted assets	12.90%	13.06%
Common equity Tier 1 capital to risk-weighted assets	11.27%	11.40%
Total capital to risk-weighted assets	14.93%	15.23%
Total stockholders' equity to total assets	14.26%	14.98%
Tangible common stockholders' equity ratio (1)	9.86%	10.33%
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
(2)Asset quality ratios exclude loans held for sale, except for non-performing assets to total assets.
(3)Net charge-offs to average loans ratios are for the three months ended March 31, 2025 and the year ended December 31, 2024.
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

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2025	2024
Average total stockholders' equity	$902,260	$879,825
Average preferred stock liquidation preference	(45,000)	(45,000)
Average total common stockholders' equity	857,260	834,825
Average goodwill and other intangibles	(257,399)	(256,070)
Average tangible common equity	$599,861	$578,755

Net income available to common stockholders	$(784)	$3,357
Average tangible common equity	599,861	578,755
Return on average tangible common equity	(0.53)%	2.33%

Net noninterest expense to average assets ratio:
Total noninterest expense	$100,173	$90,371
Total noninterest income	17,190	14,999
Net noninterest expenses	$82,983	$75,372
Average total assets	$5,994,040	$5,391,520
Net noninterest expense to average assets ratio	5.61%	5.62%

(Dollars in thousands, except per share amounts)	March 31, 2025	December 31, 2024
Total stockholders' equity	$893,927	$890,919
Preferred stock liquidation preference	(45,000)	(45,000)
Total common stockholders' equity	848,927	845,919
Goodwill and other intangibles	(255,912)	(258,208)
Tangible common stockholders' equity	$593,015	$587,711
Common shares outstanding	23,419,740	23,391,411
Tangible book value per share	$25.32	$25.13

Total assets at end of period	$6,268,394	$5,948,975
Goodwill and other intangibles	(255,912)	(258,208)
Tangible assets at period end	$6,012,482	$5,690,767
Tangible common stockholders' equity ratio	9.86%	10.33%
Results of Operations
Three months ended March 31, 2025 compared with three months ended March 31, 2024.

Net Income
We earned net income of $17 thousand for the three months ended March 31, 2025 compared to net income of $4.2 million for the three months ended March 31, 2024, a decrease of $4.2 million or 99.6%.

	Three Months Ended March 31, 2025
(Dollars in thousands, except per share amounts)	2025	2024	$ Change	% Change
Interest income	$102,270	$101,947	$323	0.3%
Interest expense	17,887	15,912	1,975	12.4%
Net interest income	84,383	86,035	(1,652)	(1.9)%
Credit loss expense (benefit)	1,330	5,896	(4,566)	(77.4)%
Net interest income after credit loss expense (benefit)	83,053	80,139	2,914	3.6%
Noninterest income	17,190	14,999	2,191	14.6%
Noninterest expense	100,173	90,371	9,802	10.8%
Net income (loss) before income taxes	70	4,767	(4,697)	(98.5)%
Income tax expense (benefit)	53	609	(556)	(91.3)%
Net income (loss)	$17	$4,158	$(4,141)	(99.6)%
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

	Three Months Ended March 31,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	402,655	4,443	4.48%	360,694	4,903	5.47%
Taxable securities	379,049	5,292	5.66%	321,344	5,326	6.67%
Tax-exempt securities	2,548	16	2.55%	3,508	25	2.87%
FHLB and other restricted stock	13,958	249	7.23%	13,649	232	6.84%
Loans (1)	4,471,710	92,270	8.37%	4,045,366	91,461	9.09%
Total interest earning assets	5,269,920	102,270	7.87%	4,744,561	101,947	8.64%
Noninterest earning assets:
Cash and cash equivalents	70,183			81,535
Other noninterest earning assets	653,937			565,424
Total assets	5,994,040			5,391,520
Interest bearing liabilities:
Deposits:
Interest bearing demand	733,151	856	0.47%	731,747	851	0.47%
Individual retirement accounts	43,112	134	1.26%	51,433	163	1.27%
Money market	611,244	3,880	2.57%	569,596	3,970	2.80%
Savings	518,690	1,367	1.07%	533,695	1,322	1.00%
Certificates of deposit	231,662	1,520	2.66%	263,561	1,864	2.84%
Brokered time deposits	569,200	6,419	4.57%	284,518	3,742	5.29%
Other brokered deposits	19,899	221	4.50%	17,860	240	5.40%
Total interest bearing deposits	2,726,958	14,397	2.14%	2,452,410	12,152	1.99%
Federal Home Loan Bank advances	164,167	1,814	4.48%	98,407	1,352	5.53%
Subordinated notes	69,693	682	3.97%	108,739	1,224	4.53%
Junior subordinated debentures	42,431	994	9.50%	41,799	1,184	11.39%
Total interest bearing liabilities	3,003,249	17,887	2.42%	2,701,355	15,912	2.37%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	2,005,305			1,724,532
Other liabilities	83,226			85,808
Total equity	902,260			879,825
Total liabilities and equity	5,994,040			5,391,520
Net interest income		84,383			86,035
Interest spread (2)			5.45%			6.27%
Net interest margin (3)			6.49%			7.29%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Three Months Ended March 31,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Banking	$3,237,692	$53,576	6.71%	$2,932,646	$53,552	7.34%
Factoring	1,060,482	33,331	12.75%	942,414	32,752	13.98%
Payments	173,536	5,363	12.53%	170,306	5,157	12.18%
Total loans	$4,471,710	$92,270	8.37%	$4,045,366	$91,461	9.09%
We earned net interest income of $84.4 million for the three months ended March 31, 2025 compared to $86.0 million for the three months ended March 31, 2024, a decrease of $1.6 million, or 1.9%, primarily driven by the following factors.
Interest income increased $0.3 million, or 0.3%, due to changes in average interest earning assets which increased $525.4 million, or 11.1%, including an increase in average total loans of $426.3 million, or 10.5%. The average balance of our higher yielding Factoring factored receivables increased $118.1 million, or 12.5%, and we experienced an increase in average Payments factored receivables. Average Banking loans increased $305.0 million, or 10.4% due to increases in the average balances of construction, residential real estate, and mortgage warehouse loans. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $936.5 million for the three months ended March 31, 2025 compared to $633.9 million for the three months ended March 31, 2024.
Interest expense increased $2.0 million, or 12.4%, primarily driven by higher average interest-bearing liabilities which increased in total period over period, including average total interest bearing deposits which increased $274.5 million, or 11.2%. The increase in interest expense was partially offset by decreased rates on our interest bearing liabilities. Average noninterest bearing demand deposits grew $280.8 million.
Net interest margin decreased to 6.49% for the three months ended March 31, 2025 from 7.29% for the three months ended March 31, 2024, a decrease of 80 basis points or 11.0%.
The decrease in our net interest margin was most impacted by a decrease in our yield on interest earning assets of 77 basis points to 7.87% for the three months ended March 31, 2025. This decrease was primarily driven by lower yields on loans which decreased 72 basis points to 8.37% for the period. Yield on our Banking loans decreased 63 basis points period over period driving much of the decrease in the yield on our overall loan portfolio. Our yield on Factoring factored receivables also decreased period over period while our yield on Payments factored receivables increased slightly. Further, our higher yielding Factoring and Payments factored receivables as a percentage of the total loan portfolio decreased period over period which had a downward impact on our overall loan yield. Non-loan yields were lower across the board period over period with the exception of FHLB and other restricted stock.
The decrease in our net interest margin was also impacted by an increase in our average cost of interest bearing liabilities of 5 basis points. This increase in average cost was caused by increased usage of higher-priced brokered time deposits period over period.
Our mortgage warehouse business has nearly self-funded for several quarters due to the servicing deposits of its customers. The average balance of such deposits was $646.1 million for the three months ended March 31, 2025. These deposits are noninterest bearing deposits on our balance sheet. Despite their classification, many of these deposits are not truly free of cost as our clients are compensated for these balances in the form of an earnings interest rebate rather than deposit interest. As a result, such noninterest bearing deposits decrease our loan yield rather than increase our deposit rates. It is important to note that our net interest margin is not affected by this arrangement. During the three months ended March 31, 2025, these deposits decreased our overall yield on loans by 52 bps and our overall cost of deposits and cost of funds would have been 49 bps and 46 bps higher, respectively.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing:

	Three Months Ended
	March 31, 2025 vs. 2024
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$(923)	$463	$(460)
Taxable securities	(840)	806	(34)
Tax-exempt securities	(3)	(6)	(9)
FHLB and other restricted stock	11	6	17
Loans	(7,988)	8,797	809
Total interest income	(9,743)	10,066	323
Interest bearing liabilities:
Interest bearing demand	3	2	5
Individual retirement accounts	(3)	(26)	(29)
Money market	(354)	264	(90)
Savings	85	(40)	45
Certificates of deposit	(135)	(209)	(344)
Brokered time deposits	(533)	3,210	2,677
Other brokered deposits	(42)	23	(19)
Total interest bearing deposits	(979)	3,224	2,245
Federal Home Loan Bank advances	(265)	727	462
Subordinated notes	(160)	(382)	(542)
Junior subordinated debentures	(205)	15	(190)
Other borrowings	—	—	—
Total interest expense	(1,609)	3,584	1,975
Change in net interest income	$(8,134)	$6,482	$(1,652)
Credit Loss Expense
Credit loss expense is the amount of expense that, based on our judgment, is required to maintain the allowances for credit losses (“ACL”) at an appropriate level under the current expected credit loss model. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. Refer to Note 1 of the Company’s 2024 Form 10-K for detailed discussion regarding ACL methodologies for available for sale debt securities, held to maturity securities and loans held for investment.
The following table presents the major categories of credit loss expense:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Credit loss expense (benefit) on loans	$1,314	$4,909	$(3,595)	(73.2)%
Credit loss expense (benefit) on off balance sheet credit exposures	(129)	1,042	(1,171)	(112.4)%
Credit loss expense (benefit) on held to maturity securities	145	(55)	200	363.6%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense (benefit)	$1,330	$5,896	$(4,566)	(77.4)%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At March 31, 2025 and December 31, 2024, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the three months ended March 31, 2025. The same was true for the same period in the prior year.
The ACL on held to maturity ("HTM") securities is estimated at each measurement date on a collective basis by major security type. At March 31, 2025 and December 31, 2024, the Company’s held to maturity securities consisted of investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At March 31, 2025 and December 31, 2024, the Company carried $3.2 million and $5.4 million, respectively, of these HTM securities at amortized cost. The required ACL on these balances was $1.5 million at March 31, 2025 and $3.5 million at December 31, 2024. During the three months ended March 31, 2025, the Company charged off one of it's three investments in these CLO funds in the amount of $2.2 million. The charge-off was fully reserved in a prior period and as a result, there was no impact to credit loss expense during the three months ended March 31, 2025. We experienced $0.1 million of credit loss expense during the current quarter. Credit loss expense during the three months ended March 31, 2024 was a benefit of $0.1 million. None of the overcollateralization triggers tied to the CLO securities were tripped as of March 31, 2025. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $36.2 million as of March 31, 2025, compared to $40.7 million as of December 31, 2024, representing an ACL to total loans ratio of 0.78% and 0.90%, respectively.
Our credit loss expense on loans decreased $3.6 million, or 73.2%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
The decrease in credit loss expense was primarily driven by changes in required specific reserves. Such specific reserves decreased $5.6 million during the three months ended March 31, 2025 compared to an increase of $1.3 million during the same period a year ago. Changes to projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods to calculate expected losses resulted in credit loss expense of $0.5 million during the three months ended March 31, 2025 compared to $0.9 million of credit loss expense during the same period a year ago. Further, changes in volume and mix of the loan portfolio resulted in credit loss expense of $0.6 million during the three months ended March 31, 2025 compared to $0.8 million of credit loss expense during the same period a year ago.
The decrease in credit loss expense was impacted by net charge-off activity during the period. Net charge-offs during the three months ended March 31, 2025 were $5.8 million compared to $1.9 million during the same period a year ago. Approximately $5.7 million of the $5.8 million net charge-offs for the three months ended March 31, 2025 were reserved in a prior period while approximately $1.4 million of the $1.9 million net charge-offs for the three months ended March 31, 2024 were reserved in a prior period. Prior period reserves are included in the discussion of changes in specific reserves above.
Credit loss expense for off balance sheet credit exposures decreased $1.2 million, primarily due to changes to outstanding commitments to fund and changes to assumed loss rates period over period.

Noninterest Income
The following table presents our major categories of noninterest income:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Service charges on deposits	$1,596	$1,727	$(131)	(7.6)%
Card income	1,797	1,868	(71)	(3.8)%
Net gains (losses) on sale of loans	134	(192)	326	169.8%
Fee income	9,114	8,683	431	5.0%
Insurance commissions	1,250	1,568	(318)	(20.3)%
Other	3,299	1,345	1,954	145.3%
Total noninterest income	$17,190	$14,999	$2,191	14.6%
Noninterest income increased $2.2 million, or 14.6%. Changes in selected components of noninterest income in the above table are discussed below.
•Other. Other noninterest income increased $2.0 million due to a $0.4 million increase in bank owned life insurance income period over period, an $0.8 million gain on sale of business assets during the three months ended March 31, 2025 that did not occur during the same period last year, and $0.8 million of rental income on the property purchased by the Company during late March of 2024.
Noninterest Expense
The following table presents our major categories of noninterest expense:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Salaries and employee benefits	$58,718	$54,185	$4,533	8.4%
Occupancy, furniture and equipment	8,442	7,636	806	10.6%
FDIC insurance and other regulatory assessments	727	653	74	11.3%
Professional fees	6,064	3,541	2,523	71.3%
Amortization of intangible assets	2,400	2,724	(324)	(11.9)%
Advertising and promotion	1,464	1,214	250	20.6%
Communications and technology	12,244	11,894	350	2.9%
Software amortization	1,992	1,174	818	69.7%
Travel and entertainment	1,492	1,509	(17)	(1.1)%
Other	6,630	5,841	789	13.5%
Total noninterest expense	$100,173	$90,371	$9,802	10.8%
Noninterest expense increased $9.8 million, or 10.8%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $4.5 million, or 8.4%. Employee salaries and payroll taxes increased $4.2 million and $0.1 million, respectively. Our average full-time equivalent employees were 1,547.7 and 1,518.3 for the three months ended March 31, 2025 and 2024, respectively. Temporary labor expense decreased $0.4 million, bonus expense increased $0.2 million and commissions expense increased $0.1 million period over period. Additionally, employee benefits expense such as 401(k) benefits match, employee insurance and stock based compensation increased $0.3 million. For the three months ended March 31, 2025, salaries and employee benefits included $1.3 million of severance driven by changes in leadership at the organization.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $0.8 million, or 10.6%, primarily due to $0.9 million of expense related to the building we acquired during March of 2024.
•Professional Fees. Professional fees increased $2.5 million, or 71.3%, primarily due to a $2.3 million increase in legal fees period over period partially driven by the pending Greenscreens.ai acquisition.

•Software Amortization. Software amortization expense increased $0.8 million, or 69.7%, primarily due to additional software assets coming on line during late 2024.
•Other. Other noninterest expense includes loan-related expenses, training and recruiting, postage, insurance, and subscription services. Other noninterest expense increased $0.8 million, or 13.5% primarily due to a $0.7 million lease termination payment made to a tenant of the building we acquired during March 2024. There were no other significant variances in other noninterest expense period over period.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense decreased $0.5 million, from $0.6 million for the three months ended March 31, 2024 to $0.1 million for the three months ended March 31, 2025. The effective tax rate was 76% for the three months ended March 31, 2025, compared to 13% for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2025 was impacted by the relatively small numbers used to calculate such rate. The effective tax rate for the three months ended March 31, 2024 was impacted by an adjustment to our disallowance related to highly compensated individuals.
Operating Segment Results
Our reportable segments are Banking, Factoring, Payments, and Intelligence, which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the operations of TBK Bank. Our Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Factoring segment derives its revenue from factoring services. The Payments segment includes the operations of TBK Bank's TriumphPay division, which provides a presentment, audit, and payment solutions to Shipper, Broker, and Factor clients in the trucking industry. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of both invoices where we offer a Carrier a quickpay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and from offering Brokers the ability to settle their invoices with us on an extended term following our payment to their Carriers as an additional liquidity option for such Brokers. Our data intelligence segment was launched at the beginning of the fourth quarter of 2024 to turn the over-the-road trucking data collected through our services into actionable insights for our customers. This launch coincided with our acquisition of the assets Isometric Technologies Inc., a company that provides service and performance scoring and benchmarking capabilities to the over-the-road trucking industry. The revenue for Intelligence offerings is derived through access and subscription fees, as well as seat licenses where applicable. Prior to the fourth quarter of 2024, there were no individuals allocated specifically to our data intelligence segment and an explicit data intelligence segment did not exist. Therefore, revision of prior period segment operating results is not applicable.
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

Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are substantially the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2024 Form 10-K.
Transactions between segments consist primarily of borrowed funds, payment network fees, and servicing fees. Intersegment interest expense is allocated to the Factoring and Payments segments as described above. Payment network fees are paid by the Factoring segment to the Payments segment for use of the payments network. Servicing fees are paid by the Payments segment to the Factoring segment for servicing factoring transactions with freight broker clients transferred from our Factoring segment to our Payments segment to align with TriumphPay's supply chain finance product offerings. Beginning prospectively on January 1, 2024, the Factoring and Payments segments began paying fees to our Banking segment for the Banking segment's execution of various banking services that benefit those segments. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned to it with various shared service costs such as human resources, accounting, finance, risk management and information technology expense assigned to the Corporate and Other category if they are not directly attributable to a segment. Other segment expense consists of various loan and card related expenses and other insignificant miscellaneous costs not specifically reviewed by the Company's chief operating decision maker. Taxes are paid on a consolidated basis and are not allocated for segment purposes.
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)					Total	Corporate
Three Months Ended March 31, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$63,493	$33,331	$5,363	$—	$102,187	$83	$102,270
Intersegment interest allocations	4,735	(7,653)	2,918	—	—	—	—
Total interest expense	16,211	—	—	—	16,211	1,676	17,887
Net interest income (expense)	52,017	25,678	8,281	—	85,976	(1,593)	84,383
Credit loss expense (benefit)	507	560	118	—	1,185	145	1,330
Net interest income after credit loss expense	51,510	25,118	8,163	—	84,791	(1,738)	83,053
Noninterest income	7,003	1,719	6,531	395	15,648	1,542	17,190
Noninterest expense:
Salaries and employee benefits	16,317	13,222	9,613	1,484	40,636	18,082	58,718
Depreciation	1,630	503	230	7	2,370	1,574	3,944
Other occupancy, furniture and equipment	2,102	537	168	7	2,814	1,684	4,498
FDIC insurance and other regulatory assessments	727	—	—	—	727	—	727
Professional fees	1,065	1,852	206	951	4,074	1,990	6,064
Amortization of intangible assets	385	193	1,551	116	2,245	155	2,400
Advertising and promotion	511	254	381	30	1,176	288	1,464
Communications and technology	5,015	2,274	2,469	227	9,985	2,259	12,244
Software amortization	56	594	1,196	2	1,848	144	1,992
Travel and entertainment	238	183	377	118	916	576	1,492
Other	3,025	741	922	66	4,754	1,876	6,630
Total noninterest expense	31,071	20,353	17,113	3,008	71,545	28,628	100,173
Net intersegment noninterest income (expense)(2)	137	435	(572)	—	—	—	—
Net income (loss) before income tax expense	$27,579	$6,919	$(2,991)	$(2,613)	$28,894	$(28,824)	$70

(Dollars in thousands)					Total	Corporate
Three Months Ended March 31, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$63,994	$32,752	$5,157	$—	$101,903	$44	$101,947
Intersegment interest allocations	6,744	(8,905)	2,161	—	—	—	—
Total interest expense	13,504	—	—	—	13,504	2,408	15,912
Net interest income (expense)	57,234	23,847	7,318	—	88,399	(2,364)	86,035
Credit loss expense (benefit)	4,527	1,355	69	—	5,951	(55)	5,896
Net interest income after credit loss expense	52,707	22,492	7,249	—	82,448	(2,309)	80,139
Noninterest income	6,476	2,903	5,543	—	14,922	77	14,999
Noninterest expense:
Salaries and employee benefits	16,809	12,261	9,131	—	38,201	15,984	54,185
Depreciation	1,799	506	244	—	2,549	1,063	3,612
Other occupancy, furniture and equipment	2,357	525	144	—	3,026	998	4,024
FDIC insurance and other regulatory assessments	653	—	—	—	653	—	653
Professional fees	674	603	793	—	2,070	1,471	3,541
Amortization of intangible assets	618	404	1,702	—	2,724	—	2,724
Advertising and promotion	337	246	360	—	943	271	1,214
Communications and technology	4,983	2,298	2,083	—	9,364	2,530	11,894
Software amortization	15	581	527	—	1,123	51	1,174
Travel and entertainment	285	250	517	—	1,052	457	1,509
Other	2,599	1,019	984	—	4,602	1,239	5,841
Total noninterest expense	31,129	18,693	16,485	—	66,307	24,064	90,371
Net intersegment noninterest income (expense)(2)	121	389	(510)	—	—	—	—
Net income (loss) before income tax expense	$28,175	$7,091	$(4,203)	$—	$31,063	$(26,296)	$4,767
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
(2) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Three Months Ended March 31, 2025
Factoring revenue received from Payments	$—	$911	$(911)
Payments revenue received from Factoring	—	(372)	372
Banking revenue received from Payments and Factoring	137	(104)	(33)
Net intersegment noninterest income (expense)	$137	$435	$(572)

Three Months Ended March 31, 2024
Factoring revenue received from Payments	$—	$750	$(750)
Payments revenue received from Factoring	—	(265)	265
Banking revenue received from Payments and Factoring	121	(96)	(25)
Net intersegment noninterest income (expense)	$121	$389	$(510)

(Dollars in thousands)					Total	Corporate
March 31, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$5,028,042	$1,229,605	$590,360	$10,456	$6,858,463	$659,295	$(1,249,364)	$6,268,394
Gross loans	$3,317,987	$1,147,509	$204,227	$—	$4,669,723	$—	$(3,500)	$4,666,223

(Dollars in thousands)					Total	Corporate
December 31, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$5,443,452	$1,186,342	$590,063	$10,099	$7,229,956	$1,119,825	$(2,400,806)	$5,948,975
Gross loans	$3,944,146	$1,034,992	$171,668	$—	$5,150,806	$—	$(603,846)	$4,546,960
Banking

(Dollars in thousands)	Three Months Ended March 31,
Banking	2025	2024	$ Change	% Change
Total interest income	$63,493	$63,994	$(501)	(0.8)%
Intersegment interest allocations	4,735	6,744	(2,009)	(29.8)%
Total interest expense	16,211	13,504	2,707	20.0%
Net interest income (expense)	52,017	57,234	(5,217)	(9.1)%
Credit loss expense (benefit)	507	4,527	(4,020)	(88.8)%
Net interest income after credit loss expense	51,510	52,707	(1,197)	(2.3)%
Noninterest income	7,003	6,476	527	8.1%
Noninterest expense:
Salaries and employee benefits	16,317	16,809	(492)	(2.9)%
Depreciation	1,630	1,799	(169)	(9.4)%
Other occupancy, furniture and equipment	2,102	2,357	(255)	(10.8)%
FDIC insurance and other regulatory assessments	727	653	74	11.3%
Professional fees	1,065	674	391	58.0%
Amortization of intangible assets	385	618	(233)	(37.7)%
Advertising and promotion	511	337	174	51.6%
Communications and technology	5,015	4,983	32	0.6%
Software amortization	56	15	41	273.3%
Travel and entertainment	238	285	(47)	(16.5)%
Other	3,025	2,599	426	16.4%
Total noninterest expense	31,071	31,129	(58)	(0.2)%
Net intersegment noninterest income (expense)	137	121	16	13.2%
Operating income (loss)	$27,579	$28,175	$(596)	(2.1)%
Our Banking segment’s operating income decreased $0.6 million, or 2.1%.
Interest income decreased $0.5 million, or 0.8%, at our Banking segment primarily as a result of decreased yields at our Banking segment in spite of increased average balances of interest earning assets. More specifically, average loans in our Banking segment, excluding intersegment loans, increased 10.4% from $2.933 billion for the three months ended March 31, 2024 to $3.238 billion for the three months ended March 31, 2025; however, this increase was more than offset by decreased yields. Intersegment interest income allocated to our Banking segment decreased period over period due to increased funding provided by our Payments segment resulting in increased intersegment interest allocation to such segment. The decrease in intersegment interest income allocated to our Banking segment was also a result of decreased intercompany borrowing rates charged to our Factoring segment driven by decreases in rates in the macroeconomy.
Interest expense increased $2.7 million, or 20.0%, primarily driven by higher average interest-bearing liabilities which increased in total period over period, including average total interest bearing deposits which increased $274.5 million, or 11.2%. The increase in interest expense was partially offset by decreased rates on our interest bearing liabilities. That said, our Banking segment experienced an increase in average cost of interest bearing liabilities due to increased usage of higher-priced brokered time deposits period over period.

Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $0.6 million for the three months ended March 31, 2025 compared to credit loss expense on loans of $4.4 million for the three months ended March 31, 2024. The decrease in credit loss expense was the result of decreased specific reserves, a decrease driven by changes to the projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods, and a decrease driven by changes in the volume and mix of our Banking segment's loan portfolio period over period. Such decreases were partially offset by an increase in net charge-offs period over period.
Credit loss expense for off balance sheet credit exposures decreased $0.2 million, from $0.1 million for the three months ended March 31, 2024 to a benefit of $0.1 million for the three months ended March 31, 2025, primarily due to changes to outstanding commitments to fund and changes to assumed loss rates period over period.
Noninterest income at our Banking segment increased period over period due to a $0.4 million increase in bank owned life insurance income period over period. There were no other significant changes in the components of noninterest income at our Banking segment period over period.
As illustrated in the table above, noninterest expense was relatively flat period over period. There were no significant changes in the components of noninterest expense at our Banking segment period over period.
Year to date, our aggregate outstanding balances for our banking products, excluding intercompany loans, has decreased $25.8 million, or 0.8%, to $3.314 billion as of March 31, 2025. The following table sets forth our banking loans:

(Dollars in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Banking
Commercial real estate	$811,244	$777,689	$33,555	4.3%
Construction, land development, land	204,021	203,804	217	0.1%
1-4 family residential	159,105	154,020	5,085	3.3%
Farmland	47,311	56,366	(9,055)	(16.1)%
Commercial - General	274,697	285,469	(10,772)	(3.8)%
Commercial - Agriculture	49,529	49,365	164	0.3%
Commercial - Equipment	529,359	511,855	17,504	3.4%
Commercial - Asset-based lending	214,000	205,353	8,647	4.2%
Commercial - Liquid Credit	53,075	65,053	(11,978)	(18.4)%
Consumer	7,088	8,000	(912)	(11.4)%
Mortgage Warehouse	965,058	1,023,326	(58,268)	(5.7)%
Total banking loans	$3,314,487	$3,340,300	$(25,813)	(0.8)%

Factoring

(Dollars in thousands)	Three Months Ended March 31,
Factoring	2025	2024	$ Change	% Change
Total interest income	$33,331	$32,752	$579	1.8%
Intersegment interest allocations	(7,653)	(8,905)	1,252	14.1%
Total interest expense	—	—	—	—
Net interest income (expense)	25,678	23,847	1,831	7.7%
Credit loss expense (benefit)	560	1,355	(795)	(58.7)%
Net interest income (expense) after credit loss expense	25,118	22,492	2,626	11.7%
Noninterest income	1,719	2,903	(1,184)	(40.8)%
Noninterest expense:
Salaries and employee benefits	13,222	12,261	961	7.8%
Depreciation	503	506	(3)	(0.6)%
Other occupancy, furniture and equipment	537	525	12	2.3%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	1,852	603	1,249	207.1%
Amortization of intangible assets	193	404	(211)	(52.2)%
Advertising and promotion	254	246	8	3.3%
Communications and technology	2,274	2,298	(24)	(1.0)%
Software amortization	594	581	13	2.2%
Travel and entertainment	183	250	(67)	(26.8)%
Other	741	1,019	(278)	(27.3)%
Total noninterest expense	20,353	18,693	1,660	8.9%
Net intersegment noninterest income (expense)	435	389	46	11.8%
Net income (loss) before income tax expense	$6,919	$7,091	$(172)	(2.4)%

	Three Months Ended March 31,
	2025	2024
Factored receivable period end balance	$1,146,429,000	$976,761,000
Commercial loans period end balance	$1,080,000	$—
Yield on average receivable balance	12.75%	13.98%
Current quarter charge-off rate	0.11%	0.13%
Factored receivables - transportation concentration	97%	97%

Interest income, including fees	$33,331,000	$32,752,000
Non-interest income	1,719,000	2,903,000
Intersegment noninterest income	911,000	750,000
Factored receivable total revenue	35,961,000	36,405,000
Average net funds employed	948,729,000	839,136,000
Yield on average net funds employed	15.37%	17.45%

Operating income (loss)	$6,919,000	$7,091,000
Factoring total revenue	$35,961,000	$36,405,000
Operating margin(1)	19.24%	19.48%

Accounts receivable purchased	$2,707,805,000	$2,469,797,000
Number of invoices purchased	1,497,644	1,367,625
Average invoice size	$1,808	$1,806
Average invoice size - transportation	$1,769	$1,771
Average invoice size - non-transportation	$4,019	$4,099
(1)Operating margin is a non-GAAP financial measure used as a supplemental measure to evaluate the performance of our Factoring segment. It provides meaningful supplemental information regarding the segment's operational performance and enhances investors' overall understanding of the Factoring segment's profitability and operational efficiency.
Our Factoring segment’s operating income decreased $0.2 million, or 2.4%.
Our average invoice size increased 0.1% from $1,806 for the three months ended March 31, 2024 to $1,808 for the three months ended March 31, 2025. Additionally, the number of invoices purchased increased 9.5% period over period.
Net interest income at our Factoring segment increased period over period. Overall average net funds employed (“NFE”) increased 13.1% during the three months ended March 31, 2025 compared to the same period in 2024. The increase in average NFE was the result of increased invoice purchase volume as average invoice prices were relatively flat period over period. The transportation market remains soft. See further discussion under the Recent Developments: Trucking Transportation section. We maintained a high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was at 97% at March 31, 2025 and 97% at March 31, 2024. Net interest income at our Factoring segment was also impacted by a decrease in its intersegment interest allocation charge period over period driven by decreased rates in the macroeconomy.
Credit loss expense at our Factoring segment is made up of credit loss expense related to factored receivables and loans at our Factoring segment as well as credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to factored receivables and loans was $0.6 million for the three months ended March 31, 2025 compared to credit loss expense on factored receivables of $0.5 million for the three months ended March 31, 2024. The increase in credit loss expense on factored receivables and loans was driven by changes in volume and mix of the portfolio period over period and changes in loss assumptions period over period. The increase in credit loss expense on loans was partially offset by decreased specific reserves and net charge-offs at our Factoring segment were flat period over period. We experienced credit loss expense for off balance sheet credit exposures of $0.9 million during the three months ended March 31, 2024. There was no credit loss expense related to off balance sheet credit exposures during the three months ended March 31, 2025 as there were no such commitments to lend at that time.

Noninterest income at our Factoring segment decreased period over period due to a $0.8 million decrease in early termination fees and a $0.3 million decrease in gains on our revenue share asset period over period. There were no other significant variances in noninterest income at our Factoring segment.
As illustrated in the table above, the increase in noninterest expense at our Factoring segment was primarily due to increased salaries and benefits expense and increased professional fees. There were no other significant changes in the components of noninterest expense at our Factoring segment period over period.
Payments

(Dollars in thousands)	Three Months Ended March 31,
Payments	2025	2024	$ Change	% Change
Total interest income	$5,363	$5,157	$206	4.0%
Intersegment interest allocations	2,918	2,161	757	35.0%
Total interest expense	—	—	—	—%
Net interest income (expense)	8,281	7,318	963	13.2%
Credit loss expense (benefit)	118	69	49	71.0%
Net interest income after credit loss expense	8,163	7,249	914	12.6%
Noninterest income	6,531	5,543	988	17.8%
Noninterest expense:
Salaries and employee benefits	9,613	9,131	482	5.3%
Depreciation	230	244	(14)	(5.7)%
Other occupancy, furniture and equipment	168	144	24	16.7%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	206	793	(587)	(74.0)%
Amortization of intangible assets	1,551	1,702	(151)	(8.9)%
Advertising and promotion	381	360	21	5.8%
Communications and technology	2,469	2,083	386	18.5%
Software amortization	1,196	527	669	126.9%
Travel and entertainment	377	517	(140)	(27.1)%
Other	922	984	(62)	(6.3)%
Total noninterest expense	17,113	16,485	628	3.8%
Net intersegment noninterest income (expense)	(572)	(510)	(62)	(12.2)%
Net income (loss) before income tax expense	$(2,991)	$(4,203)	$1,212	28.8%

	Three Months Ended March 31,
	2025	2024
Supply chain financing factored receivables	$122,583,000	$98,593,000
QuickPay factored receivables	81,644,000	78,693,000
Factored receivable period end balance	$204,227,000	$177,286,000

Supply chain finance interest income	$2,695,000	$2,553,000
QuickPay interest income	2,668,000	2,604,000
Intersegment interest income	2,918,000	2,161,000
Total interest income	8,281,000	7,318,000
Broker noninterest income	5,178,000	4,115,000
Factor noninterest income	1,233,000	1,295,000
Other noninterest income	120,000	133,000
Intersegment noninterest income	372,000	265,000
Total noninterest income	6,903,000	5,808,000
Total revenue	$15,184,000	$13,126,000

Intersegment interest expense allocation	$—	$—
Credit loss expense (benefit)	118,000	69,000
Noninterest expense	17,113,000	16,485,000
Intersegment noninterest expense	944,000	775,000
Total expense	$18,175,000	$17,329,000

Operating income (loss)	$(2,991,000)	$(4,203,000)
Intersegment interest expense	—	—
Depreciation expense	230,000	244,000
Software amortization expense	1,196,000	527,000
Intangible amortization expense	1,551,000	1,702,000
Earnings (losses) before interest, taxes, depreciation, and amortization	$(14,000)	$(1,730,000)

EBITDA margin(1)	(0.1)%	(13)%

Number of invoices processed	7,182,044	5,717,016
Amount of payments processed	$8,777,825,000	$6,379,680,000
Network invoice volume	719,531	621,209
Network payment volume	$1,167,464,000	$1,035,099,000
(1)Earnings (losses) before interest, taxes, depreciation, and amortization ("EBITDA") and EBITDA margin (the ratio of EBITDA to total revenue) are non-GAAP financial measures used to provide meaningful supplemental information regarding the segment's operational performance and to enhance investors' overall understanding of such financial performance.
Our Payments segment's operating loss decreased $1.2 million, or 28.8%.
The number of invoices processed by our Payments segment increased 25.6% from 5,717,016 for the three months ended March 31, 2024 to 7,182,044 for the three months ended March 31, 2025, and the amount of payments processed increased 37.6% from $6.380 billion for the three months ended March 31, 2024 to $8.778 billion for the three months ended March 31, 2025.
A "network transaction" occurs when a fully integrated TriumphPay payor receives an invoice from a fully integrated TriumphPay payee. All network transactions are included in our payment processing volume above. These transactions are facilitated through TriumphPay application programming interfaces ("APIs") with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. During the three months ended March 31, 2025, we processed 719,531 network invoices representing a network payment volume of $1.167 billion. During the three months ended March 31, 2024, we processed 621,209 network invoices representing a network payment volume of $1.035 billion.

Net interest income increased due to increased average rates at our Payments segment, increased average balance of interest earning assets at our Payments segment, and increased intersegment interest allocation period over period.
Noninterest income increased due to a $1.2 million increase in payment and audit fees, including intersegment fees, earned by TriumphPay during the three months ended March 31, 2025 compared to the same period a year ago. There were no other significant changes in the components of noninterest income at our Payments segment period over period.
As illustrated in the table above, the increase in noninterest expense at our Payments segment was primarily due to increased salaries and benefits expense, communications and technology expense, and software amortization during the three months ended March 31, 2025 compared to the same period a year ago. It should be noted that salaries and benefits expense for the three months ended March 31, 2025 includes $1.1 million of severance expense associated with our realignment of leadership at our Payments segment. The increase in noninterest expense was partially offset by a decrease in professional fees period over period. There were no other significant changes in the components of noninterest expense at our Factoring segment period over period.
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
Intelligence

(Dollars in thousands)	Three Months Ended March 31,
Intelligence	2025	2024
Total interest income	$—	$—
Intersegment interest allocations	—	—
Total interest expense	—	—
Net interest income (expense)	—	—
Credit loss expense (benefit)	—	—
Net interest income (expense) after credit loss expense	—	—
Other noninterest income	395	—
Noninterest expense:
Salaries and employee benefits	1,484	—
Depreciation	7	—
Other occupancy, furniture and equipment	7	—
FDIC insurance and other regulatory assessments	—	—
Professional fees	951	—
Amortization of intangible assets	116	—
Advertising and promotion	30	—
Communications and technology	227	—
Software amortization	2	—
Travel and entertainment	118	—
Other	66	—
Total noninterest expense	3,008	—
Net income (loss) before income tax expense	$(2,613)	$—

Our Intelligence segment's operating loss for the three months ended March 31, 2025 was $2.6 million. As previously disclosed, prior to the fourth quarter of 2024, the data intelligence line of business did not exist. Therefore, there are no comparative periods to discuss regarding our Intelligence segment. As illustrated in the table above, to date, the majority of the expense related to our Intelligence segment is salaries and benefits expense and professional fees. A majority of the professional fees recognized at our Intelligence segment during the three months ended March 31, 2025 relate to our pending acquisition of Greenscreens.ai.
Corporate and Other

(Dollars in thousands)	Three Months Ended March 31,
Corporate and Other	2025	2024	$ Change	% Change
Total interest income	$83	$44	$39	88.6%
Intersegment interest allocations	—	—	—	—
Total interest expense	1,676	2,408	(732)	(30.4)%
Net interest income (expense)	(1,593)	(2,364)	771	32.6%
Credit loss expense (benefit)	145	(55)	200	363.6%
Net interest income (expense) after credit loss expense	(1,738)	(2,309)	571	24.7%
Other noninterest income	1,542	77	1,465	1,902.6%
Noninterest expense:
Salaries and employee benefits	18,082	15,984	2,098	13.1%
Depreciation	1,574	1,063	511	48.1%
Other occupancy, furniture and equipment	1,684	998	686	68.7%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	1,990	1,471	519	35.3%
Amortization of intangible assets	155	—	155	100.0%
Advertising and promotion	288	271	17	6.3%
Communications and technology	2,259	2,530	(271)	(10.7)%
Software amortization	144	51	93	182.4%
Travel and entertainment	576	457	119	26.0%
Other	1,876	1,239	637	51.4%
Total noninterest expense	28,628	24,064	4,564	19.0%
Net income (loss) before income tax expense	$(28,824)	$(26,296)	$(2,528)	(9.6)%
Corporate and other is not a reportable segment, but rather includes certain revenue and expense from the Company's holding company as well as activities not allocated to specific business segments. Corporate and other reported an operating loss of $28.8 million for the three months ended March 31, 2025 compared to an operating loss of $26.3 million for the three months ended March 31, 2024.
The increased operating loss was driven by increased noninterest expense which was the result of a $2.1 million increase in salaries and benefits expense. Additionally, Corporate experienced a $0.5 million increase in depreciation expense, a $0.7 million increase in occupancy expense, a $0.5 million increase in professional fees, and a $0.6 million increase in other noninterest income driven by a lease termination fee paid to a tenant of the building we acquired during March 2024. The increased operating loss was partially offset by increased noninterest income which was the result of a $0.8 million gain on sale of business assets during the three months ended March 31, 2025 that did not occur during the same period last year and $0.8 million of rental income on the property purchased by the Company during late March of 2024. Further, Corporate experienced a $0.7 million decrease in interest expense period over period as a result of decreased average borrowings.
Financial Condition
Assets
Total assets were $6.268 billion at March 31, 2025, compared to $5.949 billion at December 31, 2024, an increase of $319.4 million, the components of which are discussed below.
Loan Portfolio
Loans held for investment were $4.666 billion at March 31, 2025, compared with $4.547 billion at December 31, 2024.

The following table shows our total loan portfolio by portfolio segments:

	March 31, 2025		December 31, 2024		$ Change	% Change
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$811,244	17%	$777,689	17%	$33,555	4.3%
Construction, land development, land	204,021	4%	203,804	4%	217	0.1%
1-4 family residential	159,105	3%	154,020	3%	5,085	3.3%
Farmland	47,311	1%	56,366	1%	(9,055)	(16.1%)
Commercial	1,121,740	25%	1,119,245	25%	2,495	0.2%
Factored receivables	1,350,656	29%	1,204,510	27%	146,146	12.1%
Consumer	7,088	—%	8,000	—%	(912)	(11.4%)
Mortgage warehouse	965,058	21%	1,023,326	23%	(58,268)	(5.7%)
Total Loans	$4,666,223	100%	$4,546,960	100%	$119,263	2.6%
Commercial Real Estate Loans. Our commercial real estate loans increased $33.6 million, or 4.3%, due to new origination activity that outpaced paydowns. A significant portion of our loan portfolio at March 31, 2025 consisted of commercial real estate loans secured by properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower's ongoing business operations or on income generated from the properties. The table below sets forth the Company's commercial real estate loan portfolio, by portfolio industry sector and collateral location as of March 31, 2025.

(Dollars in thousands)	Illinois	New York	Texas	Colorado	New Jersey	Iowa	Other	Total
Non-owner occupied
Office	$3,732	$25,597	$18,280	$3,671	$83,350	$361	$14,346	$149,337
Multifamily	45,192	—	479	9,989	—	498	111,716	167,874
Retail	5,984	69,536	—	6,835	—	2,145	30,929	115,429
Industrial	7,179	37,393	1,768	1,081	—	120	11,481	59,022
Hospitality	—	—	1,625	10,647	—	8,741	27,957	48,970
Other	25,081	—	25,182	9,438	—	774	21,976	82,451
	87,168	132,526	47,334	41,661	83,350	12,639	218,405	623,083
Owner occupied
Industrial	21,003	—	2,678	4,942	—	21,490	18,868	68,981
Hospitality	3,020	—	—	3,843	—	102	35	7,000
Restaurant	15,559	—	—	4,256	—	1,329	7,359	28,503
Retail	1,623	—	—	9,489	—	544	1,519	13,175
Office	2,134	115	—	6,423	—	735	1,391	10,798
Other	3,987	—	—	17,252	—	32,781	5,684	59,704
	47,326	115	2,678	46,205	—	56,981	34,856	188,161
Total commercial real estate	$134,494	$132,641	$50,012	$87,866	$83,350	$69,620	$253,261	$811,244
Construction and Development Loans. Our construction and development loans increased $0.2 million, or 0.1%, due to origination and draw activity that outpaced paydowns and conversions to term loans.
Residential Real Estate Loans. Our one-to-four family residential loans increased $5.1 million, or 3.3%, due to new origination activity that outpaced paydowns.
Farmland Loans. Our farmland loans decreased $9.1 million, or 16.1%, due to paydowns that outpaced modest origination activity.
Commercial Loans. Our commercial loans held for investment increased $2.5 million, or 0.2%, due to increased equipment lending balances, asset-based lending balances, and agriculture balances. The increase was partially offset by decreased liquid credit lending as well as a decrease in other commercial lending. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, decreased $11.8 million, or 4.1%.

The following table shows our commercial loans:

(Dollars in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Commercial
Equipment	$529,359	$511,855	$17,504	3.4%
Asset-based lending	214,000	205,353	8,647	4.2%
Liquid credit	53,075	65,053	(11,978)	(18.4%)
Agriculture	49,529	49,365	164	0.3%
Other commercial lending	275,777	287,619	(11,842)	(4.1%)
Total commercial loans	$1,121,740	$1,119,245	$2,495	0.2%
Factored Receivables. Our factored receivables increased $146.1 million, or 12.1%. At March 31, 2025, the balance of the Over-Formula Advance Portfolio included in factored receivables was $1.0 million. At March 31, 2025, the balance of factoring Misdirected Payments, net of customer reserves, was $19.4 million. See discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.
Consumer Loans. Our consumer loans decreased $0.9 million, or 11.4%, due to paydowns that outpaced modest origination activity.
Mortgage Warehouse. Our mortgage warehouse facilities decreased $58.3 million, or 5.7%, due to seasonal changes in utilization. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $936.5 million for the three months ended March 31, 2025 compared to $633.9 million for the three months ended March 31, 2024.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	March 31, 2025
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years	Total
Commercial real estate	$402,830	$376,775	$31,608	$31	$811,244
Construction, land development, land	106,008	96,927	1,086	—	204,021
1-4 family residential	8,074	28,189	7,419	115,423	159,105
Farmland	5,244	27,632	13,550	885	47,311
Commercial	387,499	701,169	33,072	—	1,121,740
Factored receivables	1,350,656	—	—	—	1,350,656
Consumer	790	5,421	871	6	7,088
Mortgage warehouse	965,058	—	—	—	965,058
	$3,226,159	$1,236,113	$87,606	$116,345	$4,666,223

Sensitivity of loans to changes in interest rates:		After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years
Predetermined (fixed) interest rates
Commercial real estate		$246,555	$1,367	$—
Construction, land development, land		70,943	175	—
1-4 family residential		23,189	1,966	37,249
Farmland		23,945	645	—
Commercial		539,099	6,843	—
Factored receivables		—	—	—
Consumer		5,421	871	6
Mortgage warehouse		—	—	—
		$909,152	$11,867	$37,255
Floating interest rates
Commercial real estate		$130,220	$30,241	$31
Construction, land development, land		25,984	911	—
1-4 family residential		5,000	5,453	78,174
Farmland		3,687	12,905	885
Commercial		162,070	26,229	—
Factored receivables		—	—	—
Consumer		—	—	—
Mortgage warehouse		—	—	—
		$326,961	$75,739	$79,090

Total		$1,236,113	$87,606	$116,345
As of March 31, 2025, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (21%), Illinois (12%), Colorado (11%), and Iowa (4%) make up 48% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2024, the states of Texas (22%), Illinois (12%), Colorado (10%), and Iowa (4%) made up 48% of the Company’s gross loans, excluding factored receivables.

Further, a majority (97%) of our factored receivables, representing approximately 28% of our total loan portfolio as of March 31, 2025, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2024, 97% of our factored receivables, representing approximately 26% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.
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
To manage the credit risks associated with its loan portfolio, management may, depending on current or anticipated economic conditions and related exposures, apply enhanced risk management measures to loans through analysis of a specific borrower's financial condition, including cash flow, collateral values, and guarantees, among other credit factors. In response to the current market dynamics, including economic uncertainties and elevated market interest rates since 2022, the Company has enhanced its stress testing to mitigate interest rate reset risk with a specific emphasis on borrowers’ abilities to absorb the impact of higher interest loan rates.
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

(Dollars in thousands)	March 31, 2025	December 31, 2024
Nonperforming loans:
Commercial real estate	$7,252	$11,254
Construction, land development, land	2,285	2,410
1-4 family residential	769	810
Farmland	601	1,996
Commercial	61,714	73,437
Factored receivables	23,976	23,289
Consumer	100	116
Mortgage warehouse	—	—
Total nonperforming loans	96,697	113,312
Held to maturity securities	1,913	4,073
Equity investments without readily determinable fair value	4,166	2,462
Other real estate owned, net	—	—
Other repossessed assets	307	425
Total nonperforming assets	$103,083	$120,272

Nonperforming assets to total assets	1.64%	2.02%
Nonperforming loans to total loans held for investment	2.07%	2.49%
Total past due loans to total loans held for investment	3.24%	3.27%

Nonperforming loans decreased $16.6 million, or 14.7%, due to a $7.5 million payoff of a nonperforming multifamily relationship, a $6.9 million decrease in nonperforming equipment finance relationships, a $6.6 million decrease in nonperforming liquid credit relationships, a $1.5 million payoff of a nonperforming farmland relationship, and a $1.0 million charge-off of a nonperforming other commercial lending relationship. These decreases were partially offset by a $5.6 million increase in nonperforming equipment finance relationships, a $2.8 million addition of a commercial real estate relationship, and an increase of $0.7 million of nonperforming factored receivables. The entire balance of Misdirected Payments is included in nonperforming loans (specifically, factored receivables) in accordance with our policy. The balance of such Misdirected Payments, net of customer reserves, was $19.4 million, at March 31, 2025.
As a result of the activity previously described and changes in our period end total loans held for investment, the ratio of nonperforming loans to total loans held for investment decreased to 2.07% at March 31, 2025 from 2.49% at December 31, 2024.
Our ratio of nonperforming assets to total assets decreased to 1.64% at March 31, 2025 from 2.02% at December 31, 2024. This is due to the aforementioned loan activity, slightly offset by an increase in nonperforming equity investments, and changes in our period end total assets.
Past due loans to total loans held for investment decreased to 3.24% at March 31, 2025 from 3.27% at December 31, 2024, with minimal changes in past due commercial loans and past due factored receivables. Both the $1.0 million acquired factoring Over-Formula Advance balance and the $19.4 million balance of Misdirected Payments, net of customer reserves, are considered greater than 90 days past due at March 31, 2025.
Allowance for Credit Losses on Loans
The ACL is a valuation allowance estimated at each balance sheet date in accordance with US GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. When the Company deems all or a portion of a loan to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. Subsequent recoveries, if any, are credited to the ACL when received. See Note 1 of the Company’s 2024 Form 10-K and notes to the consolidated financial statements included elsewhere in this report for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in the Company’s judgment, should be charged-off.
Loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of collateral dependent loans and factored invoices greater than 90 days past due with negative cash reserves.
The following table sets forth the ACL by category of loan:

	March 31, 2025			December 31, 2024
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate	$4,657	17%	0.57%	$3,825	17%	0.49%
Construction, land development, land	2,639	4%	1.29%	2,873	4%	1.41%
1-4 family residential	1,446	3%	0.91%	1,404	3%	0.91%
Farmland	326	1%	0.69%	386	1%	0.68%
Commercial	16,191	25%	1.44%	21,419	25%	1.91%
Factored receivables	9,851	29%	0.73%	9,600	27%	0.80%
Consumer	155	—%	2.19%	185	—%	2.31%
Mortgage warehouse	964	21%	0.10%	1,022	23%	0.10%
Total Loans	$36,229	100%	0.78%	$40,714	100%	0.90%
The ACL decreased $4.5 million, or 11.0%. This decrease reflects net charge-offs of $5.8 million and credit loss expense of $1.3 million. Refer to the Results of Operations: Credit Loss Expense section for discussion of material charge-offs and credit loss expense. At quarter end, our entire remaining Over-Formula Advance position was down from $1.4 million at December 31, 2024 to $1.0 million at March 31, 2025 and the entire balance at March 31, 2025 was fully reserved. At March 31, 2025, the Misdirected Payments amount, net of customer reserves, was $19.4 million. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of March 31, 2025.

A driver of the change in ACL is change in the loss drivers that the Company forecasted to calculate expected losses at March 31, 2025 as compared to December 31, 2024. Such change had a negative impact on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period and resulted in an increase of $0.5 million of ACL period over period.
The Company uses the discounted cash flow (DCF) method to estimate ACL for the commercial real estate, construction, land development, land, 1-4 family residential, commercial (excluding liquid credit), and consumer loan pools. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment as a loss driver. The Company also utilizes and forecasts either one-year percentage change in national retail sales (commercial real estate – non multifamily, commercial general, commercial agriculture, commercial asset-based lending, commercial equipment finance, consumer), one-year percentage change in the national home price index (1-4 family residential and construction, land development, land), or one-year percentage change in national gross domestic product (commercial real estate – multifamily) as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses. Consistent forecasts of the loss drivers are used across the loan segments. The Company also forecasts prepayment speeds for use in the DCF models with higher prepayment speeds resulting in lower required ACL levels and vice versa for shorter prepayment speeds. These assumed prepayment speeds are based upon our historical prepayment speeds by loan type adjusted for the expected impact of the future interest rate environment. The impact of these assumed prepayment speeds is lesser in magnitude than the aforementioned loss driver assumptions.
For all DCF models at March 31, 2025, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At March 31, 2025 as compared to December 31, 2024, the Company forecasted minimal change in national unemployment while forecasting some degradation in one-year percentage change in national retail sales, one-year percentage change in national home price index, and one-year percentage change in national gross domestic product. At March 31, 2025 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a small increase in the first projected quarter followed by a decline to negative levels over the last three projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected an increase in the first projected quarter followed by a steep drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected low-to-near-zero growth for each projected quarter with the exception of positive growth in the first projected quarter. At September 30, 2024, the Company used its historical prepayment speeds with minimal adjustment.
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
The following tables show our credit ratios and an analysis of our credit loss expense:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Allowance for credit losses on loans	$36,229	$40,714
Total loans held for investment	$4,666,223	$4,546,960
Allowance to total loans held for investment	0.78%	0.90%

Nonaccrual loans	$72,721	$90,023
Total loans held for investment	$4,666,223	$4,546,960
Nonaccrual loans to total loans held for investment	1.56%	1.98%

Allowance for credit losses on loans	$36,229	$40,714
Nonaccrual loans	$72,721	$90,023
Allowance for credit losses to nonaccrual loans	49.82%	45.23%

	Three Months Ended March 31,
	2025			2024
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$113	$768,011	0.01%	$—	$813,429	—%
Construction, land development, land	—	209,416	—%	14	147,527	0.01%
1-4 family residential	(1)	156,223	—%	(2)	126,535	—%
Farmland	—	52,956	—%	—	60,086	—%
Commercial	4,297	1,106,975	0.39%	551	1,140,390	0.05%
Factored receivables	1,258	1,231,478	0.10%	1,260	1,112,720	0.11%
Consumer	132	8,081	1.63%	73	9,545	0.76%
Mortgage warehouse	—	936,529	—%	—	633,876	—%
Total Loans	$5,799	$4,469,669	0.13%	$1,896	$4,044,108	0.05%
Quarter to date net loans charged off increased $3.9 million with no individually significant charge-offs during the three months ended March 31, 2024. Net charge-offs during the three months ended March 31, 2025 reflect a $3.7 million partial charge-off of a liquid credit relationship, a $0.7 million charge-off of a separate liquid credit relationship, and a $1.0 million charge off of another commercial lending relationship.
Securities
As of March 31, 2025 and December 31, 2024, we held equity securities with readily determinable fair values of $4.5 million and $4.4 million, respectively. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value reflected in earnings.
As of March 31, 2025, we held debt securities classified as available for sale with a fair value of $411.9 million, an increase of $30.4 million from $381.6 million at December 31, 2024. The following table illustrates the changes in our available for sale debt securities:

	Available For Sale Debt Securities:
(Dollars in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Mortgage-backed securities, residential	$102,895	$84,185	$18,710	22.2%
Asset-backed securities	881	905	(24)	(2.7)%
State and municipal	2,813	3,063	(250)	(8.2)%
CLO Securities	303,851	291,913	11,938	4.1%
Corporate bonds	257	262	(5)	(1.9)%
SBA pooled securities	1,228	1,233	(5)	(0.4)%
	$411,925	$381,561	$30,364	8.0%
Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of March 31, 2025, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at March 31, 2025. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.
As of March 31, 2025, we held investments classified as held to maturity with an amortized cost, net of ACL, of $1.7 million, a decrease of $0.2 million from $1.9 million at December 31, 2024. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at March 31, 2025.

The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of March 31, 2025
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities	$6,804	2.28%	$738	2.35%	$728	2.71%	$99,154	3.85%	$107,424	3.73%
Asset-backed securities	—	—%	—	—%	883	6.25%	—	—%	883	6.25%
State and municipal	223	3.38%	2,180	2.73%	503	2.65%	—	—%	2,906	2.77%
CLO securities	—	—%	—	—%	40,046	6.21%	263,618	5.31%	303,664	5.43%
Corporate bonds	—	—%	—	—%	266	5.07%	—	—%	266	5.07%
SBA pooled securities	—	—%	—	—%	346	3.12%	937	3.36%	1,283	3.30%
Total available for sale securities	$7,027	2.31%	$2,918	2.63%	$42,772	6.07%	$363,709	4.91%	$416,426	4.97%

Held to maturity securities:	$—	—%	$3,207	4.13%	$—	—%	$—	—%	$3,207	4.13%
Liabilities
Total liabilities were $5.374 billion as of March 31, 2025, compared to $5.058 billion at December 31, 2024, an increase of $316.4 million, the components of which are discussed below.
Deposits
The following table summarizes our deposits:

(Dollars in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Noninterest bearing demand	$2,260,048	$1,964,457	$295,591	15.0%
Interest bearing demand	731,477	697,949	33,528	4.8%
Individual retirement accounts	42,344	43,937	(1,593)	(3.6%)
Money market	610,120	629,610	(19,490)	(3.1%)
Savings	525,133	515,545	9,588	1.9%
Certificates of deposit	231,076	232,232	(1,156)	(0.5%)
Brokered time deposits	576,552	490,650	85,902	17.5%
Other brokered deposits	—	246,440	(246,440)	(100.0%)
Total Deposits	$4,976,750	$4,820,820	$155,930	3.2%
Our total deposits increased $155.9 million, or 3.2%, primarily due to an increase in noninterest bearing demand deposits, interest bearing demand deposits, savings deposits, and brokered time deposits. The Company experienced decreases in all other material deposit categories. Other brokered deposits are non-maturity deposits obtained from wholesale sources. As of March 31, 2025, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 83% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 17% of total deposits. At March 31, 2025 and December 31, 2024, our estimated uninsured deposits were $1.602 billion and $1.488 billion, respectively.
At March 31, 2025 we held $63.7 million of time deposits that meet or exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. The following table provides information on the maturity distribution of time deposits exceeding the FDIC insurance limit as of March 31, 2025:

(Dollars in thousands)	Over $250,000
Maturity
3 months or less	$26,486
Over 3 through 6 months	21,947
Over 6 through 12 months	11,084
Over 12 months	1,652
$61,169

The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024

(Dollars in thousands)	Average Balance	Weighted Avg Rates	% of Total	Average Balance	Weighted Avg Rates	% of Total
Interest bearing demand	$733,151	0.47%	15%	$731,747	0.47%	18%
Individual retirement accounts	43,112	1.26%	1%	51,433	1.27%	1%
Money market	611,244	2.57%	13%	569,596	2.80%	14%
Savings	518,690	1.07%	11%	533,695	1.00%	13%
Certificates of deposit	231,662	2.66%	5%	263,561	2.84%	6%
Brokered time deposits	569,200	4.57%	12%	284,518	5.29%	7%
Other brokered deposits	19,899	4.50%	—%	17,860	5.40%	—%
Total interest bearing deposits	2,726,958	2.14%	57%	2,452,410	1.99%	59%
Noninterest bearing demand	2,005,305	—	43%	1,724,532	—	41%
Total deposits	$4,732,263	1.23%	100%	$4,176,942	1.17%	100%
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
Other Borrowings
FHLB Advances
The following provides a summary of our FHLB advances as of and for the three months ended March 31, 2025 and the year ended December 31, 2024:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Amount outstanding at end of period	$205,000	$30,000
Weighted average interest rate at end of period	4.62%	4.79%
Average amount outstanding during the period	164,167	120,369
Weighted average interest rate during the period	4.48%	5.38%
Highest month end balance during the period	205,000	280,000
Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At March 31, 2025 and December 31, 2024, we had $558.4 million and $819.1 million, respectively, in unused and available advances from the FHLB.

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
The Subordinated Notes are included on the consolidated balance sheets as liabilities at their carrying values; however, for regulatory purposes, the $69.7 million and $69.7 million carrying value of these obligations at March 31, 2025 and December 31, 2024, respectively, were eligible for inclusion in Tier 2 regulatory capital. Issuance costs related to the Subordinated Notes have been netted against the subordinated notes liability on the balance sheet. The debt issuance costs are being amortized using the effective interest method through maturity and recognized as a component of interest expense.
The Subordinated Notes are subordinated in right of payment to the Company’s existing and future senior indebtedness and are structurally subordinated to the Company’s subsidiaries’ existing and future indebtedness and other obligations.
Junior Subordinated Debentures
The following provides a summary of our junior subordinated debentures as of March 31, 2025:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$13,823	September 2033	Three Month SOFR + 3.26%
National Bancshares Capital Trust III	17,526	13,942	July 2036	Three Month SOFR + 1.64%
ColoEast Capital Trust I	5,155	3,943	September 2035	Three Month SOFR + 1.86%
ColoEast Capital Trust II	6,700	5,076	March 2037	Three Month SOFR + 2.05%
Valley Bancorp Statutory Trust I	3,093	2,941	September 2032	Three Month SOFR + 3.66%
Valley Bancorp Statutory Trust II	3,093	2,782	July 2034	Three Month SOFR + 3.01%
	$51,031	$42,507
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
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $42.5 million was allowed in the calculation of Tier I capital as of March 31, 2025.
Capital Resources and Liquidity Management
Capital Resources
Our stockholders’ equity totaled $893.9 million as of March 31, 2025, compared to $890.9 million as of December 31, 2024, an increase of $3.0 million. Stockholders’ equity increased during this period primarily due to stock based compensation expense and the issuance of common stock pursuant to our employee stock purchase plan.

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
In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of March 31, 2025, TBK Bank had $781.5 million of unused borrowing capacity from the Federal Reserve Bank discount window and unsecured federal funds lines of credit with seven unaffiliated banks totaling $227.5 million, with no amounts advanced against those lines. Additionally, as of March 31, 2025, we had $558.4 million in unused and available advances from the FHLB. We have historically utilized FHLB advances to support the fluctuating and sometimes unpredictable balances in our mortgage warehouse lending portfolio, and we continue to have the ability to do so. Further, as of March 31, 2025, we had $181.0 million in unused and available capacity to deliver factored receivables to another bank should additional liquidity be needed.
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of March 31, 2025. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - March 31, 2025
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Federal Home Loan Bank advances	$205,000	$175,000	$30,000	$—	$—
Subordinated notes	70,000	—	—	—	70,000
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	30,075	5,831	10,614	8,297	5,333
Time deposits with stated maturity dates	849,972	824,379	22,216	3,377	—
Total contractual obligations	$1,206,078	$1,005,210	$62,830	$11,674	$126,364

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
Critical Accounting Policies and Estimates
Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policy which we believe to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses. Since December 31, 2024, there have been no changes in critical accounting policies as further described under “Critical Accounting Policies and Estimates” and in Note 1 to the Consolidated Financial Statements in our 2024 Form 10-K.
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
The following table summarizes simulated change in net interest income versus unchanged rates as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	11.8%	13.6%	10.1%	13.2%
+300 basis points	8.9%	10.2%	7.6%	9.9%
+200 basis points	5.9%	6.8%	5.1%	6.6%
+100 basis points	3.0%	3.4%	2.6%	3.3%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(2.9%)	(3.4%)	(2.6%)	(3.7%)
-200 basis points	(5.7%)	(7.2%)	(5.4%)	(7.5%)
-300 basis points	(8.7%)	(11.2%)	(8.2%)	(11.8%)
-400 basis points	(11.3%)	(14.8%)	(11.0%)	(16.0%)

The following table presents the change in our economic value of equity as of March 31, 2025 and December 31, 2024, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	March 31, 2025	December 31, 2024
+400 basis points	11.6%	9.3%
+300 basis points	9.1%	7.3%
+200 basis points	6.3%	5.2%
+100 basis points	3.0%	2.6%
Flat rates	0.0%	0.0%
-100 basis points	(6.2%)	(5.6%)
-200 basis points	(12.6%)	(11.5%)
-300 basis points	(19.3%)	(17.7%)
-400 basis points	(25.7%)	(24.2%)
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
On August 29, 2024, Mr. Aaron P. Graft, the Company’s President and Chief Executive Officer, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Graft Trading Plan”). The Graft Trading Plan covers the sale of up to 54,000 shares of the Company’s common stock in several transactions over a period commencing after the later of (1) 91 days from the execution of the Graft Trading Plan and (2) the third trading day following the public disclosure of the Company’s financial results on Form 10-Q for the quarter ended September 30, 2024, and will cease upon the earlier of November 28, 2025 or the sale of all shares subject to the Graft Trading Plan.
On March 4, 2025, Mr. Edward J. Schreyer, the Company’s Executive Vice President and Chief Operating Officer, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Schreyer Trading Plan”). The Schreyer Trading Plan covers the sale of up to 90 percent of the net shares (after applicable tax withholding) of the Company’s common stock received by Mr. Schreyer upon the anticipated May 1, 2025 vesting of equity awards previously issued to Mr. Schreyer, to occur in several transactions over a period commencing after the later of (1) 90 days from the execution of the Schreyer Trading Plan and (2) the second trading day following the public disclosure of the Company’s financial results on Form 10-Q for the quarter ended March 31, 2025, and will cease upon the earlier of January 31, 2026 or the sale of all shares subject to the Schreyer Trading Plan.
On March 12, 2025, Mr. Adam D. Nelson, the Company’s Executive Vice President and General Counsel, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Nelson Trading Plan”). The Nelson Trading Plan covers the sale of up to 10,000 shares of the Company’s common stock in several transactions over a period commencing after the later of (1) 90 days from the execution of the Nelson Trading Plan and (2) the second trading day following the public disclosure of the Company’s financial results on Form 10-Q for the quarter ended March 31, 2025, and will cease upon the earlier of March 31, 2026 or the sale of all shares subject to the Nelson Trading Plan.
As of the end of the first quarter of 2025, none of our other directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

TRIUMPH FINANCIAL INC.
(Registrant)

Date:	April 16, 2025	/s/ Aaron P. Graft
Aaron P. Graft President and Chief Executive Officer

Date:	April 16, 2025	/s/ W. Bradley Voss
W. Bradley Voss Chief Financial Officer