Form 10-Q
period 2025-06-30
Triumph Financial, Inc.
filed 2025-07-16
CIK 1539638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Common Stock — $0.01 par value, 23,734,073 shares, as of July 14, 2025.
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

TRIUMPH FINANCIAL, INC.
FORM 10-Q
June 30, 2025
i

PART I – FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

TRIUMPH FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2025 and December 31, 2024
(Dollar amounts in thousands)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and due from banks	$84,561	$73,836
Interest bearing deposits with other banks	197,785	256,281
Total cash and cash equivalents	282,346	330,117
Securities - equity investments with readily determinable fair values	4,526	4,445
Securities - available for sale	392,275	381,561
Securities - held to maturity, net of allowance for credit losses of $1,399 and $3,491, respectively, fair value of $2,294 and $2,514, respectively	1,782	1,876
Loans held for sale	6,066	1,172
Loans, net of allowance for credit losses of $38,691 and $40,714, respectively	4,914,479	4,506,246
Federal Home Loan Bank and other restricted stock	13,339	14,054
Premises and equipment, net	149,120	160,737
Capitalized software, net	43,011	37,971
Goodwill	353,900	241,949
Intangible assets, net	55,265	16,259
Bank-owned life insurance	63,787	62,690
Deferred tax asset, net	3,023	13,581
Other assets	211,829	176,317
Total assets	$6,494,748	$5,948,975
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$2,285,327	$1,964,457
Interest bearing	2,900,771	2,856,363
Total deposits	5,186,098	4,820,820
Federal Home Loan Bank advances	180,000	30,000
Subordinated notes	69,780	69,662
Junior subordinated debentures	42,666	42,352
Other liabilities	103,822	95,222
Total liabilities	5,582,366	5,058,056
Commitments and contingencies - See Note 7 and Note 8
Stockholders' equity - See Note 11
Preferred stock	45,000	45,000
Common stock, 23,727,046 and 23,391,411 shares outstanding, respectively	295	291
Additional paid-in-capital	588,302	567,884
Treasury stock, at cost	(270,619)	(268,356)
Retained earnings	552,049	549,215
Accumulated other comprehensive income (loss)	(2,645)	(3,115)
Total stockholders’ equity	912,382	890,919
Total liabilities and stockholders' equity	$6,494,748	$5,948,975
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2025 and 2024
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest and dividend income:
Loans, including fees	$54,836	$54,900	$108,412	$108,452
Factored receivables, including fees	44,217	40,028	82,911	77,937
Securities	5,721	5,523	11,029	10,874
FHLB and other restricted stock	246	234	495	466
Cash deposits	4,181	6,330	8,624	11,233
Total interest income	109,201	107,015	211,471	208,962
Interest expense:
Deposits	15,505	15,520	29,902	27,672
Subordinated notes	661	1,225	1,343	2,449
Junior subordinated debentures	1,035	1,162	2,029	2,346
Other borrowings	3,322	1,193	5,136	2,545
Total interest expense	20,523	19,100	38,410	35,012
Net interest income	88,678	87,915	173,061	173,950
Credit loss expense (benefit)	(702)	4,155	628	10,051
Net interest income after credit loss expense (benefit)	89,380	83,760	172,433	163,899
Noninterest income:
Service charges on deposits	1,742	1,810	3,338	3,537
Card income	1,922	2,085	3,719	3,953
Net gains (losses) on sale of loans	190	123	324	(69)
Fee income	12,755	8,517	21,869	17,200
Insurance commissions	1,282	1,505	2,532	3,073
Other	1,493	3,127	4,792	4,472
Total noninterest income	19,384	17,167	36,574	32,166
Noninterest expense:
Salaries and employee benefits	59,882	56,005	118,600	110,190
Occupancy, furniture and equipment	8,139	8,565	16,581	16,201
FDIC insurance and other regulatory assessments	894	641	1,621	1,294
Professional fees	(320)	4,558	5,744	8,099
Amortization of intangible assets	3,400	2,869	5,800	5,593
Advertising and promotion	1,838	2,008	3,302	3,222
Communications and technology	12,315	14,307	24,559	26,201
Software amortization	2,865	1,357	4,857	2,531
Travel and entertainment	1,619	1,513	3,111	3,022
Other	10,208	5,520	16,838	11,361
Total noninterest expense	100,840	97,343	201,013	187,714
Net income before income tax expense	7,924	3,584	7,994	8,351
Income tax expense	3,504	837	3,557	1,446
Net income	$4,420	$2,747	$4,437	$6,905
Dividends on preferred stock	(802)	(802)	(1,603)	(1,603)
Net income (loss) available to common stockholders	$3,618	$1,945	$2,834	$5,302
Earnings per common share
Basic	$0.15	$0.08	$0.12	$0.23
Diluted	$0.15	$0.08	$0.12	$0.22
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2025 and 2024
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$4,420	$2,747	$4,437	$6,905
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	1,019	(344)	613	(554)
Tax effect	(245)	82	(143)	85
Unrealized holding gains (losses) arising during the period, net of taxes	774	(262)	470	(469)
Reclassification of amount realized through sale or call of securities	—	—	—	—
Tax effect	—	—	—	—
Reclassification of amount realized through sale or call of securities, net of taxes	—	—	—	—
Change in unrealized gains (losses) on securities, net of tax	774	(262)	470	(469)
Total other comprehensive income (loss)	774	(262)	470	(469)
Comprehensive income (loss)	$5,194	$2,485	$4,907	$6,436
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2025 and 2024
(Dollar amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost		Other Comprehensive Income (Loss)
Balance, January 1, 2025	$45,000	23,391,411	$291	$567,884	5,729,802	$(268,356)	$549,215	$(3,115)	$890,919
Vesting of restricted stock units and performance stock units	—	8,973	—	—	—	—	—	—	—
Stock option exercises, net	—	495	—	25	—	—	—	—	25
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	20,892	1	1,367	—	—	—	—	1,368
Stock based compensation	—	—	—	2,831	—	—	—	—	2,831
Forfeiture of restricted stock awards	—	(575)	—	36	575	(36)	—	—	—
Purchase of treasury stock, net	—	(1,456)	—	—	1,456	(128)	—	—	(128)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	17	—	17
Other comprehensive income (loss)	—	—	—	—	—	—	—	(304)	(304)
Balance, March 31, 2025	$45,000	23,419,740	$292	$572,143	5,731,833	$(268,520)	$548,431	$(3,419)	$893,927
Issuance of common stock	—	256,984	2	12,730	—	—	—	—	12,732
Vesting of restricted stock units and performance stock units	—	88,930	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	3,430	—	—	—	—	3,430
Purchase of treasury stock, net	—	(38,608)	—	—	38,608	(2,099)	—	—	(2,099)
Dividends on preferred stock	—	—	—	—	—	—	(802)	—	(802)
Net income	—	—	—	—	—	—	4,420	—	4,420
Other comprehensive income (loss)	—	—	—	—	—	—	—	774	774
Balance, June 30, 2025	$45,000	23,727,046	$295	$588,302	5,770,441	$(270,619)	$552,049	$(2,645)	912,382

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost
Balance, January 1, 2024	$45,000	23,302,414	$290	$550,743	5,683,841	$(265,038)	$536,331	$(2,926)	$864,400
Vesting of restricted stock and performance stock units	—	9,877	—	—	—	—	—	—	—
Stock option exercises, net	—	5,401	—	144	—	—	—	—	144
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	18,328	—	1,099	—	—	—	—	1,099
Stock based compensation	—	—	—	3,627	—	—	—	—	3,627
Purchase of treasury stock, net	—	(1,023)	—	—	1,023	(81)	—	—	(81)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	4,158	—	4,158
Other comprehensive income (loss)	—	—	—	—	—	—	—	(207)	(207)
Balance, March 31, 2024	$45,000	23,334,997	$290	$555,613	5,684,864	$(265,119)	$539,688	$(3,133)	$872,339
Vesting of restricted stock and performance stock units	—	63,401	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	3,439	—	—	—	—	3,439
Forfeiture of restricted stock awards	—	(278)	—	21	278	(21)	—	—	—
Purchase of treasury stock, net	—	(44,601)	—	—	44,601	(3,212)	—	—	(3,212)
Dividends on preferred stock	—	—	—	—	—	—	(802)	—	(802)
Net income	—	—	—	—	—	—	2,747	—	2,747
Other comprehensive income (loss)	—	—	—	—	—	—	—	(262)	(262)
Balance, June 30, 2024	$45,000	23,353,519	$291	$559,072	5,729,743	$(268,352)	$541,633	$(3,395)	$874,249
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2025 and 2024
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$4,437	$6,905
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,899	7,604
Net accretion on loans	(778)	(1,598)
Amortization of subordinated notes issuance costs	118	261
Amortization of junior subordinated debentures	314	302
Net (accretion) amortization on securities	(216)	(593)
Amortization of intangible assets	5,800	5,593
Software amortization	4,857	2,531
Deferred taxes, net	4,164	2,243
Credit loss expense (benefit)	628	10,051
Stock based compensation	6,261	7,066
Net (gains) losses on equity securities	(81)	(468)
Net OREO (gains) losses and valuation adjustments	—	16
Net (gains) losses on disposal of premises and equipment	(443)	—
Origination of loans held for sale	(8,627)	(3,495)
Proceeds from sale of loans originated or purchased for sale	8,101	1,368
Net (gains) losses on sale of loans	(324)	69
Net change in operating leases	(217)	312
Change in estimated fair value of indemnification asset	409	409
Change in estimated fair value of revenue share asset	(274)	(879)
(Increase) decrease in other assets	(36,001)	(11,556)
Increase (decrease) in other liabilities	10,152	(15,015)
Net cash provided by (used in) operating activities	6,179	11,126
Cash flows from investing activities:
Purchases of securities available for sale	(105,000)	(83,261)
Proceeds from maturities, calls, and pay downs of securities available for sale	95,028	43,194
Proceeds from maturities, calls, and pay downs of securities held to maturity	135	307
Purchases of loans held for investment	(21,742)	(2,503)
Proceeds from sale of loans	13,795	18,016
Net change in loans	(406,345)	(141,637)
Purchases of premises and equipment	(7,294)	(53,735)
Proceeds from sales of premises and equipment	11,455	—
Net proceeds from sale of OREO	—	64
Expenditures for capitalized software	(9,897)	(10,748)
(Purchases) redemptions of FHLB and other restricted stock, net	715	238
Net cash paid for acquisitions	(137,517)	—
Acquired intangible assets	(124)	(2,920)
Net cash provided by (used in) investing activities	(566,791)	(232,985)
Cash flows from financing activities:
Net increase (decrease) in deposits	365,278	414,540
Increase (decrease) in Federal Home Loan Bank advances	150,000	25,000
Preferred stock dividends	(1,603)	(1,603)
Stock option exercises, net	25	144
Proceeds from employee stock purchase plan common stock issuance	1,368	1,099
Purchase of treasury stock, net	(2,227)	(3,293)
Net cash provided by (used in) financing activities	512,841	435,887
Net increase (decrease) in cash and cash equivalents	(47,771)	214,028
Cash and cash equivalents at beginning of period	330,117	286,635
Cash and cash equivalents at end of period	282,346	500,663
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2025 and 2024
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow information:
Interest paid	$37,472	$33,824
Income taxes paid, net	$1,642	$646
Cash paid for operating lease liabilities	$2,952	$2,425
Supplemental noncash disclosures:
Loans transferred to OREO	$1,995	$43
Loans held for investment transferred to loans held for sale	$18,075	$16,388
Lease liabilities arising from obtaining right-of-use assets	$548	$2,382

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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
The Banking segment includes the operations of TBK Bank's traditional community banking services. The Banking segment derives its revenue principally from investments in interest-earning assets as well as noninterest income typical for the banking industry.
The Factoring segment derives its revenue principally from factoring services.
The Payments segment includes the operations of the TBK Bank's payments products and services focused on the transportation industry, which is the payments network for presentment, audit, and payment of over-the-road trucking invoices. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of (i) invoices where we offer a carrier a quickpay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us, (ii) offering freight brokers the ability to settle their invoices with us on an extended term following our payment to their carriers as an additional liquidity option for such freight brokers, and (iii) factoring transactions where we purchase receivables payable to such freight brokers from their shipper clients.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Intelligence segment was launched in the fourth quarter of 2024 to turn the over-the-road trucking data collected through our services into actionable insights for our customers. This launch coincided with our acquisition of the assets of Isometric Technologies Inc., a company that provides service and performance scoring and benchmarking capabilities to the over-the-road trucking industry. The operations of this segment were further supplemented with our acquisition of Greenscreens AI. Inc., a pricing solution for the logistics industry that delivers short-term freight market pricing intelligence and business insights, during the quarter ended June 30, 2025. Intelligence offerings enable better decision making, market intelligence and automation. The revenue for these offerings is derived through access and subscription fees, as well as seat licenses where applicable.
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
USPS Settlement
As of June 30, 2025, we carried a receivable (the “Misdirected Payments Receivable”) payable by the United States Postal Service (“USPS”) arising from accounts factored to a large carrier. The balance of such Misdirected Payments Receivable, net of customer reserves, was $19.4 million. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputed their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We have been a party to litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. On June 30, 2025, we reached an agreement with the USPS ("the USPS Settlement") whereby the USPS agreed to pay us $47.5 million to settle the litigation in the United States Court of Federal Claims and certain other related proceedings. Such settlement was entered into as part of a global settlement of the disputes related to the Misdirected Payments Receivable, other amounts we asserted were due to us from USPS for other balances owed to us as a result of their failure to honor our notices of assignment, and certain claims of the large carrier involved in this matter against the USPS for underpayment on certain transportation contracts in which we had a security interest. We received the full $47.5 million settlement proceeds on July 10, 2025. The proceeds of the USPS Settlement will be applied as follows:

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•$11.5 million to the aforementioned large carrier,
•$19.4 million to relieve the entire balance of Misdirected Payments Receivable, net of customer reserves,
•$1.1 million of interest and fees,
•$7.9 million of legal expense recovery
•$3.8 million to recovery of previously charged-off acquired over-formula advances related to the aforementioned large carrier, and
•$3.8 million to CVLG in accordance with the amended terms of the CVLG transaction.
The USPS Settlement had a $12.4 million and $11.5 million positive impact on pretax net income for the three and six months ended June 30, 2025, respectively made up of the prior period impacts of the interest and fees, legal expense recovery, and the recovery of the previously charged-off acquired over-formula advances. The $19.4 million Misdirected Payments Receivable balance was legally discharged upon receipt of the settlement proceeds on July 10, 2025.
NOTE 2 — ACQUISITIONS AND DIVESTITURES
Greenscreens.ai
On May 8, 2025, the Company, through its wholly-owned subsidiary TBK Bank, SSB, acquired Greenscreens AI, Inc. ("Greenscreens"), a pricing solution for the logistics industry that delivers short-term freight market pricing intelligence and business insights.
A summary of the estimated fair values of assets acquired, consideration transferred, and the resulting goodwill is as follows:

(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$1,601
Accounts receivable and other	933
Intangible assets - customer relationship	36,380
Intangible assets - software	8,340
47,254
Liabilities assumed:
Accounts payable and other	1,104
Deferred tax liabilities, net	6,251
7,355
Fair value of net assets acquired	$39,899
Consideration:
Cash paid	$139,118
Stock consideration	12,732
Total consideration	$151,850
Goodwill	$111,951
Consideration paid for the acquisition totaled $151,850,000, including $139,118,000 in cash and 256,984 shares of the Company's common stock valued at $12,732,000.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has recognized goodwill of $111,951,000, which was calculated as the excess of the fair value of consideration exchanged as compared to the fair value of identifiable net assets acquired. The goodwill in this acquisition resulted from expected synergies between our Factoring, Payments, and Intelligence segments, as well as progress towards the development of data products to be offered to the freight brokerage community; therefore goodwill of $16,096,000 was allocated to the Company's Factoring segment, $15,425,000 was allocated to the Company's Payments segment, and $80,430,000 was allocated to the Company’s Intelligence segment. The goodwill will not be deducted for tax purposes. The initial accounting for the acquisition has not been completed because the fair values of the consideration paid, the assets acquired, and the liabilities assumed have not yet been finalized.
The intangible assets recognized include a customer relationship intangible asset with an acquisition date fair value of $36,380,000 which will be amortized utilizing an accelerated method over its twelve year estimated useful life and a capitalized software intangible asset with an acquisition date fair value of $8,340,000 which will be amortized on a straight-line basis over its five year estimated useful life. A customer relationship intangible asset of $21,520,000 was allocated to the Company's Intelligence segment and a customer relationship intangible asset of $14,860,000 was allocated to the Company's Payments segment. The entire software intangible asset was allocated to the Company's Intelligence segment.
Revenue and earnings of Greenscreens since the acquisition date have not been disclosed as the acquired company was merged into the Company and separate financial information is not readily available.
Expenses related to the acquisition totaling $3,009,000 and $967,000 were recorded in professional fees in the consolidated statements of income during the three months ended June 30, 2025 and March 31, 2025, respectively.
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
The Company has recognized goodwill of $8,240,000, which was calculated as the excess of the fair value of consideration exchanged as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Intelligence segment. The goodwill in this acquisition resulted from expected synergies and progress towards the development of data products to be offered to the freight brokerage community. The goodwill will be deducted for tax purposes. The initial accounting for the acquisition has not been completed because the fair values of the assets acquired have not yet been finalized.
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Expenses related to the acquisition totaling $324,000 were recorded in professional fees in the consolidated statements of income during the three months ended December 31, 2024.
NOTE 3 — SECURITIES
Equity Securities With Readily Determinable Fair Values
The Company held equity securities with readily determinable fair values of $4,526,000 and $4,445,000 at June 30, 2025 and December 31, 2024, respectively. The gross realized and unrealized gains and losses recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Unrealized gains (losses) on equity securities held at the reporting date	$14	$(19)	$81	$(66)
Realized gains (losses) on equity securities sold during the period	—	—	—	—
	$14	$(19)	$81	$(66)
Equity Securities Without Readily Determinable Fair Values
The following table summarizes the Company's investments in equity securities without readily determinable fair values:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Equity Securities without readily determinable fair value, at cost	$74,809	$71,807
Upward adjustments based on observable price changes, cumulative	10,163	10,163
Equity Securities without readily determinable fair value, carrying value	$84,972	$81,970
Equity securities without readily determinable fair values include Federal Home Loan Bank and other restricted stock, which are reported separately in the Company's consolidated balance sheets. Equity securities without readily determinable fair values also include the Company's investments in the common stock of Trax Group, Inc. and Warehouse Solutions Inc., with carrying amounts of $9,700,000 and $38,088,000, respectively, at June 30, 2025. Both investments have been allocated to our Payments segment and are included in other assets in the Company's consolidated balance sheets.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
There were no realized or unrealized gains or losses recognized on equity securities without readily determinable fair values during the three and six months ended June 30, 2025 and 2024.
Management monitors its equity securities without readily determinable fair values for observable transactions in similar equity instruments as well as indicators of impairment either of which would require it to mark such equity securities to fair value. No such transactions or indicators of impairment were detected during the three and six months ended June 30, 2025.
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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2025
Available for sale securities:
Mortgage-backed securities, residential	$104,322	$253	$(4,666)	$—	$99,909
Asset-backed securities	862	6	—	—	868
State and municipal	2,872	—	(79)	—	2,793
CLO securities	286,224	1,063	—	—	287,287
Corporate bonds	266	—	(9)	—	257
SBA pooled securities	1,211	7	(57)	—	1,161
Total available for sale securities	$395,757	$1,329	$(4,811)	$—	$392,275

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2025
Held to maturity securities:
CLO securities	$3,181	$—	$(887)	$2,294
Allowance for credit losses	(1,399)
Total held to maturity securities, net of ACL	$1,782

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2024
Available for sale securities:
Mortgage-backed securities, residential	$89,740	$89	$(5,644)	$—	$84,185
Asset-backed securities	907	—	(2)	—	905
State and municipal	3,154	—	(91)	—	3,063
CLO Securities	290,286	1,627	—	—	291,913
Corporate bonds	266	—	(4)	—	262
SBA pooled securities	1,305	9	(81)	—	1,233
Total available for sale securities	$385,658	$1,725	$(5,822)	$—	$381,561

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2024
Held to maturity securities:
CLO securities	$5,367	$—	$(2,853)	$2,514
Allowance for credit losses	(3,491)
Total held to maturity securities, net of ACL	$1,876
The amortized cost and estimated fair value of securities at June 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$191	$190	$—	$—
Due from one year to five years	2,178	2,151	3,181	2,294
Due from five years to ten years	43,368	43,444	—	—
Due after ten years	243,625	244,552	—	—
	289,362	290,337	3,181	2,294
Mortgage-backed securities, residential	104,322	99,909	—	—
Asset-backed securities	862	868	—	—
SBA pooled securities	1,211	1,161	—	—
	$395,757	$392,275	$3,181	$2,294
There were no sales of debt securities during the three and six months ended June 30, 2025 and 2024.
Debt securities with a carrying amount of approximately $32,416,000 and $25,818,000 at June 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.
Accrued interest on available for sale securities totaled $3,677,000 and $4,755,000 at June 30, 2025 and December 31, 2024, respectively, and was included in other assets on the Company's consolidated balance sheets. There was no accrued interest related to debt securities reversed against interest income for the three and six months ended June 30, 2025 and 2024.
The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2025
Available for sale securities:
Mortgage-backed securities, residential	$31,297	$(565)	$28,296	$(4,101)	$59,593	$(4,666)
Asset-backed securities	—	—	—	—	—	—
State and municipal	—	—	2,358	(79)	2,358	(79)
CLO securities	—	—	—	—	—	—
Corporate bonds	257	(9)	—	—	257	(9)
SBA pooled securities	—	—	814	(57)	814	(57)
	$31,554	$(574)	$31,468	$(4,237)	$63,022	$(4,811)

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
Available for sale securities:
Mortgage-backed securities, residential	$32,124	$(641)	$35,340	$(5,003)	$67,464	$(5,644)
Asset-backed securities	—	—	905	(2)	905	(2)
State and municipal	355	(5)	2,356	(86)	2,711	(91)
CLO Securities	—	—	—	—	—	—
Corporate bonds	262	(4)	—	—	262	(4)
SBA pooled securities	—	—	876	(81)	876	(81)
	$32,741	$(650)	$39,477	$(5,172)	$72,218	$(5,822)
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
At June 30, 2025, the Company had 78 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2025, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore the Company carried no allowance for credit losses on available for sale debt securities at June 30, 2025.
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Held to Maturity CLO Securities	2025	2024	2025	2024
Allowance for credit losses:
Beginning balance	$1,476	$3,135	$3,491	$3,190
Credit loss expense	(97)	27	48	(28)
Charge-offs	—	—	(2,160)	—
Recoveries	20	—	20	—
Allowance for credit losses ending balance	$1,399	$3,162	$1,399	$3,162
The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation funds. These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially. The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At June 30, 2025 and December 31, 2024, the Company’s held to maturity securities consisted of investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. During the three months ended March 31, 2025, the Company charged off one of it's three investments in these CLO funds as it was deemed to be an uncollectible investment. The charge-off was fully reserved in a prior period. At June 30, 2025 and December 31, 2024, $1,913,000 and $4,073,000, respectively, of the Company’s held to maturity securities were classified as nonaccrual.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Sale
The following table presents loans held for sale:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Commercial real estate	$36	$—
Construction, land development, land	1,964	—
1-4 family residential	1,595	1,167
Commercial	2,471	5
Total loans held for sale	$6,066	$1,172
At June 30, 2025, construction, land development and land loans held for sale totaling $1,964,000 and commercial real estate loans held for sale totaling $36,000 were past due more than 90 days, on nonaccrual status, and risk rated as classified.
Loans Held for Investment
Loans
The following table presents the amortized cost and unpaid principal balance of loans held for investment:

	June 30, 2025			December 31, 2024
(Dollars in thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial real estate	$754,509	$754,769	$(260)	$777,689	$777,980	$(291)
Construction, land development, land	221,419	221,719	(300)	203,804	204,268	(464)
1-4 family residential	172,312	171,797	515	154,020	153,711	309
Farmland	44,069	44,153	(84)	56,366	56,450	(84)
Commercial	1,132,269	1,144,082	(11,813)	1,119,245	1,120,551	(1,306)
Factored receivables	1,401,377	1,404,906	(3,529)	1,204,510	1,208,486	(3,976)
Consumer	17,520	17,538	(18)	8,000	8,005	(5)
Mortgage warehouse	1,209,695	1,209,695	—	1,023,326	1,023,326	—
Total loans held for investment	4,953,170	$4,968,659	$(15,489)	4,546,960	$4,552,777	$(5,817)
Allowance for credit losses	(38,691)			(40,714)
	$4,914,479			$4,506,246
The difference between the amortized cost and the unpaid principal is due to (1) premiums and discounts associated with acquired loans totaling $12,122,000 and $2,689,000 at June 30, 2025 and December 31, 2024, respectively, and (2) net deferred origination and factoring fees totaling $3,367,000 and $3,128,000 at June 30, 2025 and December 31, 2024, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $40,608,000 and $36,838,000 at June 30, 2025 and December 31, 2024, respectively, and was included in other assets on the Company's consolidated balance sheets.
During the three months ended June 30, 2025, the Company acquired a $23,411,000 nonperforming commercial loan for $3,284,000. The loan was purchased credit deteriorated ("PCD") and a $10,780,000 ACL was established on Day 1 resulting in a discount of $9,348,000. Prior to June 30, 2025, the Company determined that the entire $10,780,000 ACL was uncollectible and charged off the entire amount. Such charge-off had no impact on credit loss expense.
As of June 30, 2025, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (21%), Colorado (11%), Illinois (10%), and Iowa (4%) make up 46% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2024, the states of Texas (22%), Illinois (12%), Colorado (10%), and Iowa (4%) made up 48% of the Company’s gross loans, excluding factored receivables.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A majority (97%) of the Company's factored receivables, representing approximately 27% of the Company's total loan portfolio as of June 30, 2025, are transportation receivables. At December 31, 2024, 97% of the Company's factored receivables, representing approximately 26% of the Company's total loan portfolio, were transportation receivables.
At June 30, 2025 and December 31, 2024, the Company had $258,514,000 and $267,891,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.
As of June 30, 2025 the Company carried a separate receivable (the “Misdirected Payments Receivable”) payable by the United States Postal Service (“USPS”) arising from accounts factored to a large carrier. The balance of such Misdirected Payments Receivable, net of customer reserves, was $19,361,000 at June 30, 2025 and is reflected in factored receivables. As supported by the USPS Settlement, we have not reserved for such balance as of June 30, 2025. Refer to Note 1 for further discussion.
Loans with carrying amounts of $1,805,520,000 and $1,744,145,000 at June 30, 2025 and December 31, 2024, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and Federal Reserve Bank discount window borrowing capacity.
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Initial ACL on Loans Purchased with Credit Deterioration	Ending Balance
Three Months Ended June 30, 2025
Commercial real estate	$4,657	$(518)	$(5)	$64	$—	$4,198
Construction, land development, land	2,639	199	(250)	1	—	2,589
1-4 family residential	1,446	158	(45)	1	—	1,560
Farmland	326	(24)	—	—	—	302
Commercial	16,191	1,693	(11,132)	281	10,780	17,813
Factored receivables	9,851	(2,638)	(665)	4,005	—	10,553
Consumer	155	368	(91)	34	—	466
Mortgage warehouse	964	246	—	—	—	1,210
	$36,229	$(516)	$(12,188)	$4,386	$10,780	$38,691

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Initial ACL on Loans Purchased with Credit Deterioration	Ending Balance
Three Months Ended June 30, 2024
Commercial real estate	$5,666	$(228)	$—	$—	$—	$5,438
Construction, land development, land	2,666	(71)	—	1	—	2,596
1-4 family residential	979	6	(14)	1	—	972
Farmland	407	(12)	—	—	—	395
Commercial	16,560	2,018	(1,237)	31	—	17,372
Factored receivables	11,192	2,166	(1,774)	344	—	11,928
Consumer	135	96	(77)	2	—	156
Mortgage warehouse	641	93	—	—	—	734
	$38,246	$4,068	$(3,102)	$379	$—	$39,591

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Initial ACL on Loans Purchased with Credit Deterioration	Ending Balance
Six Months Ended June 30, 2025
Commercial real estate	$3,825	$427	$(121)	$67	$—	$4,198
Construction, land development, land	2,873	(35)	(250)	1	—	2,589
1-4 family residential	1,404	199	(46)	3	—	1,560
Farmland	386	(84)	—	—	—	302
Commercial	21,419	762	(15,503)	355	10,780	17,813
Factored receivables	9,600	(1,129)	(2,073)	4,155	—	10,553
Consumer	185	470	(270)	81	—	466
Mortgage warehouse	1,022	188	—	—	—	1,210
	$40,714	$798	$(18,263)	$4,662	$10,780	$38,691

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Initial ACL on Loans Purchased with Credit Deterioration	Ending Balance
Six Months Ended June 30, 2024
Commercial real estate	$6,030	$(592)	$—	$—	$—	$5,438
Construction, land development, land	965	1,630	—	1	—	2,596
1-4 family residential	927	56	(14)	3	—	972
Farmland	442	(47)	—	—	—	395
Commercial	14,060	5,069	(1,821)	64	—	17,372
Factored receivables	11,896	2,722	(3,332)	642	—	11,928
Consumer	171	133	(194)	46	—	156
Mortgage warehouse	728	6	—	—	—	734
	$35,219	$8,977	$(5,361)	$756	$—	$39,591
The increase in required ACL during the three months ended June 30, 2025 is a function of net charge-offs of $7,802,000 and credit loss benefit of $516,000.
The decrease in required ACL during the six months ended June 30, 2025 is a function of net charge-offs of $13,601,000 and credit loss expense of $798,000.
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For all DCF models at June 30, 2025, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At June 30, 2025 as compared to December 31, 2024, the Company forecasted a modest increase in national unemployment and modest degradation in one-year percentage change in national retail sales, one-year percentage change in national home price index, and one-year percentage change in national gross domestic product. At June 30, 2025 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a small increase in the first projected quarter followed by a decline to negative levels over the last three projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected an increase in the first projected quarter followed by a steep drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected negative growth for each projected quarter with the exception of slightly positive growth in the first projected quarter. At June 30, 2025, the Company used its historical prepayment speeds with minimal adjustment.
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
For the three months ended June 30, 2025, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period decreased the required ACL by $207,000. Changes in loan volume and mix increased the required ACL by $1,185,000. Changes in required specific reserves increased the ACL by $1,484,000. Net charge-offs during the period were $7,802,000.
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
For the six months ended June 30, 2025, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $286,000. Changes in loan volume and mix increased the required ACL by $1,787,000. Decreases in required specific reserves decreased the required ACL by $4,095,000. Net charge-offs during the period were $13,601,000.
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
June 30, 2025
Commercial real estate	$24,370	$—	$—	$—	$24,370	$—
Construction, land development, land	—	—	—	—	—	—
1-4 family residential	838	—	—	—	838	—
Farmland	1,247	—	64	53	1,364	—
Commercial	46	—	30,335	14,026	44,407	5,173
Factored receivables	—	9,010	—	—	9,010	3,495
Consumer	—	—	—	23	23	—
Mortgage warehouse	—	—	—	—	—	—
Total	$26,501	$9,010	$30,399	$14,102	$80,012	$8,668
Commercial loans secured by Other collateral primarily consist of large liquid credit loans secured by the underlying enterprise values of the borrowers.

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
December 31, 2024
Commercial real estate	$30,042	$—	$—	$4,211	$34,253	$28
Construction, land development, land	2,410	—	—	—	2,410	—
1-4 family residential	810	—	—	—	810	47
Farmland	1,870	—	73	53	1,996	—
Commercial	2,196	—	52,364	18,819	73,379	9,294
Factored receivables	—	32,773	—	—	32,773	3,993
Consumer	—	—	—	116	116	—
Mortgage warehouse	—	—	—	—	—	—
Total	$37,328	$32,773	$52,437	$23,199	$145,737	$13,362
Past Due and Nonaccrual Loans
The following tables present an aging of contractually past due loans:

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
June 30, 2025
Commercial real estate	$—	$992	$5,885	$6,877	$747,632	$754,509	$—
Construction, land development, land	—	—	—	—	221,419	221,419	—
1-4 family residential	772	96	613	1,481	170,831	172,312	247
Farmland	586	—	287	873	43,196	44,069	—
Commercial	7,513	12,175	27,496	47,184	1,085,085	1,132,269	—
Factored receivables	22,912	5,330	22,830	51,072	1,350,305	1,401,377	22,830
Consumer	30	60	—	90	17,430	17,520	—
Mortgage warehouse	—	—	—	—	1,209,695	1,209,695	—
Total	$31,813	$18,653	$57,111	$107,577	$4,845,593	$4,953,170	$23,077

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
December 31, 2024
Commercial real estate	$840	$3,404	$10,363	$14,607	$763,082	$777,689	$—
Construction, land development, land	—	2,410	—	2,410	201,394	203,804	—
1-4 family residential	1,188	631	229	2,048	151,972	154,020	—
Farmland	601	140	150	891	55,475	56,366	—
Commercial	7,525	16,150	51,437	75,112	1,044,133	1,119,245	—
Factored receivables	24,828	4,193	24,718	53,739	1,150,771	1,204,510	24,718
Consumer	33	11	—	44	7,956	8,000	—
Mortgage warehouse	—	—	—	—	1,023,326	1,023,326	—
Total	$35,015	$26,939	$86,897	$148,851	$4,398,109	$4,546,960	$24,718
At June 30, 2025 and December 31, 2024, the Misdirected Payments Receivable, net of customer reserves, totaled $19,361,000, all of which was considered past due 90 days or more. Given the nature of factored receivables, these assets are disclosed as past due 90 days or more still accruing; however, the Company is not recognizing income on the assets. Historically, any income recognized on factored receivables that are past due 90 days or more has not been material.
The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Total Nonaccrual	Nonaccrual With No ACL	Total Nonaccrual	Nonaccrual With No ACL
Commercial real estate	$8,279	$8,279	$11,254	$10,481
Construction, land development, land	—	—	2,410	2,410
1-4 family residential	808	808	810	763
Farmland	452	452	1,996	1,996
Commercial	45,054	25,392	73,437	45,405
Factored receivables	—	—	—	—
Consumer	23	23	116	116
Mortgage warehouse	—	—	—	—
	$54,616	$34,954	$90,023	$61,171
The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Commercial real estate	$62	$—	$76	$—
Construction, land development, land	—	—	—	2
1-4 family residential	2	—	2	1
Farmland	—	13	—	13
Commercial	—	5	3	188
Factored receivables	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
	$64	$18	$81	$204
There was no interest earned on nonaccrual loans during the three and six months ended June 30, 2025 and 2024.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents information regarding nonperforming loans:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Nonaccrual loans	$54,616	$90,023
Nonperforming factored receivables	2,893	23,289
	$57,509	$113,312
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
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. As of June 30, 2025 and December 31, 2024, based on the most recent analysis performed, the risk category of loans is as follows:

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
June 30, 2025	2025	2024	2023	2022	2021	Prior
Commercial real estate
Pass	$93,468	$193,643	$78,868	$39,695	$75,492	$106,558	$56,072	$238	$644,034
Classified	—	—	84,385	315	1,391	23,674	710	—	110,475
Total commercial real estate	$93,468	$193,643	$163,253	$40,010	$76,883	$130,232	$56,782	$238	$754,509
YTD gross charge-offs	$—	$—	$116	$—	$—	$5	$—	$—	$121

Construction, land development, land
Pass	$6,286	$126,546	$86,564	$808	$822	$393	$—	$—	$221,419
Classified	—	—	—	—	—	—	—	—	—
Total construction, land development, land	$6,286	$126,546	$86,564	$808	$822	$393	$—	$—	$221,419
YTD gross charge-offs	$—	$—	$—	$—	$—	$250	$—	$—	$250

1-4 family residential
Pass	$28,939	$43,858	$17,404	$12,170	$14,645	$20,948	$29,245	$1,266	$168,475
Classified	—	—	1,396	—	1,123	1,123	195	—	3,837
Total 1-4 family residential	$28,939	$43,858	$18,800	$12,170	$15,768	$22,071	$29,440	$1,266	$172,312
YTD gross charge-offs	$—	$—	$—	$—	$—	$46	$—	$—	$46

Farmland
Pass	$3,358	$11,609	$4,165	$4,744	$4,214	$13,505	$1,402	$379	$43,376
Classified	—	—	—	—	—	693	—	—	693
Total farmland	$3,358	$11,609	$4,165	$4,744	$4,214	$14,198	$1,402	$379	$44,069
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$173,275	$268,247	$109,632	$52,116	$12,991	$14,531	$453,651	$300	$1,084,743
Classified	3,346	7,319	20,095	12,591	1,317	2,102	756	—	47,526
Total commercial	$176,621	$275,566	$129,727	$64,707	$14,308	$16,633	$454,407	$300	$1,132,269
YTD gross charge-offs	$—	$834	$3,699	$61	$129	$10,780	$—	$—	$15,503

Factored receivables
Pass	$1,372,207	$—	$—	$—	$—	$19,936	$—	$—	$1,392,143
Classified	9,234	—	—	—	—	—	—	—	9,234
Total factored receivables	$1,381,441	$—	$—	$—	$—	$19,936	$—	$—	$1,401,377
YTD gross charge-offs	$665	$1,408	$—	$—	$—	$—	$—	$—	$2,073

Consumer
Pass	$10,390	$1,768	$1,156	$369	$231	$606	$2,977	$—	$17,497
Classified	—	—	—	—	—	23	—	—	23
Total consumer	$10,390	$1,768	$1,156	$369	$231	$629	$2,977	$—	$17,520
YTD gross charge-offs	$218	$40	$7	$5	$—	$—	$—	$—	$270

Mortgage warehouse
Pass	$1,209,695	$—	$—	$—	$—	$—	$—	$—	$1,209,695
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$1,209,695	$—	$—	$—	$—	$—	$—	$—	$1,209,695
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$2,897,618	$645,671	$297,789	$109,902	$108,395	$176,477	$543,347	$2,183	$4,781,382
Classified	12,580	7,319	105,876	12,906	3,831	27,615	1,661	—	171,788
Total loans	$2,910,198	$652,990	$403,665	$122,808	$112,226	$204,092	$545,008	$2,183	$4,953,170
YTD gross charge-offs	$883	$2,282	$3,822	$66	$129	$11,081	$—	$—	$18,263

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2024	2024	2023	2022	2021	2020	Prior
Commercial real estate
Pass	$212,265	$77,836	$48,149	$79,860	$90,460	$28,579	$87,634	$125	$624,908
Classified	6,283	116,794	—	9,591	659	19,454	—	—	152,781
Total commercial real estate	$218,548	$194,630	$48,149	$89,451	$91,119	$48,033	$87,634	$125	$777,689
YTD gross charge-offs	$—	$—	$352	$425	$54	$—	$—	$—	$831

Construction, land development, land
Pass	$126,504	$67,977	$850	$950	$257	$178	$4,678	$—	$201,394
Classified	—	—	—	—	—	2,410	—	—	2,410
Total construction, land development, land	$126,504	$67,977	$850	$950	$257	$2,588	$4,678	$—	$203,804
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential
Pass	$45,087	$19,836	$13,458	$17,192	$6,326	$18,287	$32,144	$302	$152,632
Classified	113	626	100	204	—	254	91	—	1,388
Total 1-4 family residential	$45,200	$20,462	$13,558	$17,396	$6,326	$18,541	$32,235	$302	$154,020
YTD gross charge-offs	$—	$—	$—	$—	$—	$72	$—	$—	$72

Farmland
Pass	$14,914	$6,077	$8,726	$4,334	$6,472	$12,866	$898	$73	$54,360
Classified	68	53	1,503	—	11	371	—	—	2,006
Total farmland	$14,982	$6,130	$10,229	$4,334	$6,483	$13,237	$898	$73	$56,366
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$325,712	$125,419	$81,599	$28,177	$8,249	$8,686	$442,362	$221	$1,020,425
Classified	6,659	56,378	12,365	6,275	6,680	3	10,460	—	98,820
Total commercial	$332,371	$181,797	$93,964	$34,452	$14,929	$8,689	$452,822	$221	$1,119,245
YTD gross charge-offs	$934	$1,540	$2,209	$452	$579	$153	$351	$—	$6,218

Factored receivables
Pass	$1,170,308	$—	$—	$—	$1,429	$—	$—	$—	$1,171,737
Classified	13,412	—	—	—	19,361	—	—	—	32,773
Total factored receivables	$1,183,720	$—	$—	$—	$20,790	$—	$—	$—	$1,204,510
YTD gross charge-offs	$5,628	$1,558	$—	$—	$—	$—	$—	$—	$7,186

Consumer
Pass	$4,242	$1,710	$587	$312	$203	$720	$110	$—	$7,884
Classified	16	—	3	63	—	34	—	—	116
Total consumer	$4,258	$1,710	$590	$375	$203	$754	$110	$—	$8,000
YTD gross charge-offs	$—	$457	$20	$5	$—	$1	$—	$—	$483

Mortgage warehouse
Pass	$1,023,326	$—	$—	$—	$—	$—	$—	$—	$1,023,326
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$1,023,326	$—	$—	$—	$—	$—	$—	$—	$1,023,326
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$2,922,358	$298,855	$153,369	$130,825	$113,396	$69,316	$567,826	$721	$4,256,666
Classified	26,551	173,851	13,971	16,133	26,711	22,526	10,551	—	290,294
Total loans	$2,948,909	$472,706	$167,340	$146,958	$140,107	$91,842	$578,377	$721	$4,546,960
YTD gross charge-offs	$6,562	$3,555	$2,581	$882	$633	$226	$351	$—	$14,790

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
The following tables present the amortized cost basis of loan modifications to borrowers experiencing financial difficulty made during the reporting period:

	Term Extension
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Term Extended By
Three Months Ended June 30, 2025
Commercial real estate	$134,268	17.8%	0.3 years
Commercial	2,087	0.2%	1.3 years
	$136,355	2.8%

Three Months Ended June 30, 2024
Commercial real estate	$194	—%	0.5 years
Consumer	18	0.2%	6.1 years
	$212	—%

Six Months Ended June 30, 2025
Commercial real estate	$134,268	17.8%	0.5 years
1-4 family residential	15	—%	5.0 years
Commercial	2,087	0.2%	1.3 years
	$136,370	2.8%

Six Months Ended June 30, 2024
Commercial real estate	$194	—%	0.5 years
Consumer	18	0.2%	6.1 years
	$212	—%

	Term Extension and Payment Delay
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Term Extended By	Payments Delayed By
Three Months Ended June 30, 2025
Commercial	$302	—%	0.5 years	0.5 years
	$302	—%

Six Months Ended June 30, 2025
Commercial	$302	—%	0.8 years	0.8 years
	$302	—%

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Term Extension and Rate Reduction
		Year Ended	Year Ended	Financial Effect
					Interest Rate Reduced
(Dollars in thousands)	Amortized Cost		% of Portfolio	Term Extended By	From	To
Three Months Ended June 30, 2024
Commercial real estate	$143		—%	1.0 year	12.5%	10.0%
	$143		—%

Six Months Ended June 30, 2024
Commercial real estate	$143		—%	1.0 year	12.5%	10.0%
	$143		—%

	Term Extension and Principal Forgiveness
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Term Extended By	Principal Forgiven
Three Months Ended June 30, 2024
Commercial	$4,128	0.4%	1.8 years	$507
	$4,128	0.1%

Six Months Ended June 30, 2024
Commercial	$4,128	0.4%	1.8 years	$507
	$4,128	0.1%

	Payment Delay
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Payments Delayed By
Six Months Ended June 30, 2025
Commercial	$528	—%	0.5 years
	$528	—%
Generally, if a loan to a borrower experiencing financial difficulty is modified, the Company will seek to obtain credit enhancements when possible.
The following table presents the payment status of loans that have been modified in the last twelve months:

	June 30, 2025
(Dollars in thousands)	Current	Past Due 30-89 Days	Past Due 90 Days or More	Total
Commercial real estate	$136,556	$—	$—	$136,556
Construction, land development, land	—	—	—	—
1-4 family residential	15	—	—	15
Farmland	—	—	—	—
Commercial	9,254	171	—	9,425
Factored receivables	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
	$145,825	$171	$—	$145,996

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At June 30, 2025, the Company had $221,000 of commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.
There were no loans to borrowers experiencing financial difficulty that had a payment default during the three and six months ended June 30, 2025 and 2024 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.
Residential Real Estate Loans In Process of Foreclosure
At June 30, 2025 and December 31, 2024, the Company had no 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.
Other Real Estate Owned
At June 30, 2025 and December 31, 2024, the Company had $1,995,000 and $0 of other real estate owned, net.
NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Goodwill	$353,900	$241,949

	June 30, 2025			December 31, 2024
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,578	$(41,073)	$2,505	$43,578	$(40,310)	$3,268
Customer relationship intangibles	66,394	(25,027)	41,367	30,014	(23,053)	6,961
Software intangible assets	26,952	(17,420)	9,532	18,612	(15,168)	3,444
Other intangible assets	5,433	(3,572)	1,861	5,627	(3,041)	2,586
	$142,357	$(87,092)	$55,265	$97,831	$(81,572)	$16,259
The changes in goodwill and intangible assets during the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Beginning balance	$255,912	$257,551	$258,208	$257,355
Acquired goodwill	111,951	—	111,951	—
Acquired intangible assets	44,721	—	44,844	2,920
Amortization of intangibles	(3,400)	(2,869)	(5,800)	(5,593)
Amortization of intangibles included in lease income	(19)	(30)	(38)	(30)
Ending balance	$409,165	$254,652	$409,165	$254,652
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
The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $1,782,000 and $1,876,000 at June 30, 2025 and December 31, 2024, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.
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
NOTE 7 — LEGAL CONTINGENCIES
Various legal claims have arisen from time to time in the normal course of business which, in the opinion of management as of June 30, 2025, will have no material effect on the Company’s consolidated financial statements.
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
The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	June 30, 2025			December 31, 2024
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$105,898	$499,987	$605,885	$103,784	$486,414	$590,198
Standby letters of credit	$7,067	$4,577	$11,644	$16,630	$7,320	$23,950
Commitments to purchase loans	$—	$290	$290	$—	$9,500	$9,500
Mortgage warehouse commitments	$—	$599,691	$599,691	$—	$810,913	$810,913
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Mortgage warehouse commitments are unconditionally cancellable and represent the unused capacity on mortgage warehouse facilities the Company has approved. The Company reserves the right to refuse to buy any mortgage loans offered for sale by a customer, for any reason, at the Company’s sole and absolute discretion.
The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At June 30, 2025 and December 31, 2024, the allowance for credit losses on off-balance sheet credit exposures totaled $2,481,000 and $2,701,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The following table presents credit loss expense for off balance sheet credit exposures:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Credit loss expense (benefit)	$(89)	$60	$(218)	$1,102
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
June 30, 2025	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$99,909	$—	$99,909
Asset-backed securities	—	868	—	868
State and municipal	—	2,793	—	2,793
CLO securities	—	287,287	—	287,287
Corporate bonds	—	257	—	257
SBA pooled securities	—	1,161	—	1,161
	$—	$392,275	$—	$392,275

Equity securities with readily determinable fair values
Mutual fund	$4,526	$—	$—	$4,526

Loans held for sale	$—	$6,066	$—	$6,066

Indemnification asset	$—	$—	$270	$270

Revenue share asset	$—	$—	$2,344	$2,344

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2024	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$84,185	$—	$84,185
Asset-backed securities	—	905	—	905
State and municipal	—	3,063	—	3,063
CLO Securities	—	291,913	—	291,913
Corporate bonds	—	262	—	262
SBA pooled securities	—	1,233	—	1,233
	$—	$381,561	$—	$381,561

Equity securities with readily determinable fair values
Mutual fund	$4,445	$—	$—	$4,445

Loans held for sale	$—	$1,172	$—	$1,172

Indemnification asset	$—	$—	$679	$679

Revenue share asset	$—	$—	$2,616	$2,616
There were no transfers between levels during 2025 or 2024.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Indemnification Asset
The fair value of the indemnification asset is calculated as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio acquired during 2020. The cash flows are discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the Consolidated Statements of Income. The indemnification asset fair value is considered a Level 3 classification. At June 30, 2025 and December 31, 2024, the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio were approximately $284,000 and $715,000, respectively, and a discount rate of 5.0% and 5.0%, respectively, was applied to calculate the present value of the indemnification asset. A reconciliation of the opening balance to the closing balance of the fair value of the indemnification asset is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Beginning balance	$475	$1,292	$679	$1,497
Indemnification asset recognized in business combination	—	—	—	—
Change in fair value of indemnification asset recognized in earnings	(205)	(204)	(409)	(409)
Indemnification reduction	—	—	—	—
Ending balance	$270	$1,088	$270	$1,088
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
At June 30, 2025 and December 31, 2024, the estimated cash payments expected to be received from the purchaser for the Company's share of future gross monthly revenue as $2,967,000 and $3,572,000, respectively, and a discount rate of 10.0% was applied to calculate the present value of the revenue share asset. A reconciliation of the opening balance to the closing balance of the fair value of the revenue share asset is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Beginning balance	$2,507	$2,689	$2,616	$2,516
Revenue share asset recognized	—	—	—	—
Change in fair value of revenue share asset recognized in earnings	101	407	274	879
Revenue share payments received	(264)	(307)	(546)	(606)
Ending balance	$2,344	$2,789	$2,344	$2,789
Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2025 and December 31, 2024.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
June 30, 2025	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial	$—	$—	$14,494	$14,494
Factored receivables	—	—	5,515	5,515
	$—	$—	$20,009	$20,009

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2024	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$745	$745
1-4 family residential	—	—	—	—
Commercial	—	—	18,727	18,727
Factored receivables	—	—	28,780	28,780
	$—	$—	$48,252	$48,252
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
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at June 30, 2025 and December 31, 2024 were as follows:

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
June 30, 2025		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$282,346	$282,346	$—	$—	$282,346
Securities - held to maturity	1,782	—	—	2,294	2,294
Loans not previously presented, gross	4,933,161	37,820	—	4,843,759	4,881,579
FHLB and other restricted stock	13,339	N/A	N/A	N/A	N/A
Accrued interest receivable	44,640	44,640	—	—	44,640

Financial liabilities:
Deposits	5,186,098	—	5,182,013	—	5,182,013
Federal Home Loan Bank advances	180,000	—	180,000	—	180,000
Subordinated notes	69,780	—	65,489	—	65,489
Junior subordinated debentures	42,666	—	43,812	—	43,812
Accrued interest payable	10,271	10,271	—	—	10,271

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
December 31, 2024		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$330,117	$330,117	$—	$—	$330,117
Securities - held to maturity	1,876	—	—	2,514	2,514
Loans not previously presented, gross	4,505,408	49,860	—	4,389,000	4,438,860
FHLB and other restricted stock	14,054	N/A	N/A	N/A	N/A
Accrued interest receivable	41,940	41,940	—	—	41,940

Financial liabilities:
Deposits	4,820,820	—	4,817,208	—	4,817,208
Customer repurchase agreements	—	—	—	—	—
Federal Home Loan Bank advances	30,000	—	30,000	—	30,000
Subordinated notes	69,662	—	56,643	—	56,643
Junior subordinated debentures	42,352	—	43,835	—	43,835
Accrued interest payable	9,766	9,766	—	—	9,766
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2025 and December 31, 2024, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.
As of June 30, 2025 and December 31, 2024, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since June 30, 2025 that management believes have changed TBK Bank’s category.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table.

(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$677,415	11.9%	$453,600	8.0%	N/A	N/A
TBK Bank, SSB	$656,241	11.6%	$451,933	8.0%	$564,916	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$565,631	10.0%	$340,200	6.0%	N/A	N/A
TBK Bank, SSB	$615,637	10.9%	$338,950	6.0%	$451,933	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$477,965	8.4%	$255,150	4.5%	N/A	N/A
TBK Bank, SSB	$615,637	10.9%	$254,212	4.5%	$367,196	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$565,631	9.5%	$239,183	4.0%	N/A	N/A
TBK Bank, SSB	$615,637	10.3%	$239,050	4.0%	$298,812	5.0%

December 31, 2024
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$802,192	15.2%	$421,400	8.0%	N/A	N/A
TBK Bank, SSB	$784,157	15.0%	$419,480	8.0%	$524,350	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$688,025	13.1%	$316,050	6.0%	N/A	N/A
TBK Bank, SSB	$742,989	14.2%	$314,610	6.0%	$419,480	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$600,673	11.4%	$237,037	4.5%	N/A	N/A
TBK Bank, SSB	$742,989	14.2%	$235,957	4.5%	$340,827	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$688,025	12.0%	$228,843	4.0%	N/A	N/A
TBK Bank, SSB	$742,989	13.0%	$228,726	4.0%	$285,907	5.0%
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dividends paid by TBK Bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.
The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at June 30, 2025 and December 31, 2024. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At June 30, 2025 and December 31, 2024, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.
NOTE 11 — STOCKHOLDERS' EQUITY
The following summarizes the capital structure of Triumph Financial, Inc.
Preferred Stock Series C

(Dollars in thousands, except per share amounts)	June 30, 2025	December 31, 2024
Shares authorized	51,750	51,750
Shares issued	45,000	45,000
Shares outstanding	45,000	45,000
Par value per share	$0.01	$0.01
Liquidation preference per share	$1,000	$1,000
Liquidation preference amount	$45,000	$45,000
Dividend rate	7.125%	7.125%
Dividend payment dates	Quarterly	Quarterly
Common Stock

(Dollars in thousands, except per share amounts)	June 30, 2025	December 31, 2024
Shares authorized	50,000,000	50,000,000
Shares issued	29,497,487	29,121,213
Treasury shares	(5,770,441)	(5,729,802)
Shares outstanding	23,727,046	23,391,411
Par value per share	$0.01	$0.01
NOTE 12 — STOCK BASED COMPENSATION
Stock based compensation expense that has been charged against income was $3,430,000 and $3,439,000 for the three months ended June 30, 2025 and 2024, respectively, and $6,261,000 and $7,066,000 for the six months ended June 30, 2025 and 2024, respectively.
2014 Omnibus Incentive Plan
The Company’s 2014 Omnibus Incentive Plan (“Omnibus Incentive Plan”) provides for the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other awards that may be settled in, or based upon the value of, the Company’s common stock. The maximum number of shares of common stock available for issuance under the Omnibus Incentive Plan is 3,650,000 shares.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Awards
A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the six months ended June 30, 2025 were as follows:

Nonvested RSAs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2025	48,868	90.18
Granted	—	—
Vested	(48,293)	90.21
Forfeited	(575)	87.77
Nonvested at June 30, 2025	—	—
RSAs granted to employees under the Omnibus Incentive Plan typically vest immediately or over four years. Compensation expense for the RSAs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of June 30, 2025, there was no unrecognized compensation cost related to nonvested RSAs.
Restricted Stock Units
A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the six months ended June 30, 2025 were as follows:

Nonvested RSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2025	224,568	66.07
Granted	108,545	55.42
Vested	(88,110)	70.18
Forfeited	(27,573)	60.99
Nonvested at June 30, 2025	217,430	59.73
RSUs granted to employees under the Omnibus Incentive Plan typically vest over two to four years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of June 30, 2025, there was $8,187,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 2.97 years.
Market Based Performance Stock Units
A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the six months ended June 30, 2025 were as follows:

Nonvested Market Based PSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2025	167,780	$93.10
Granted	115,508	93.21
Performance adjustment	(19,595)	—
Vested	(9,793)	89.79
Forfeited	(4,443)	105.59
Nonvested at June 30, 2025	249,457	$93.97

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Market Based PSUs granted to employees under the Omnibus Incentive Plan vest after three years. The number of shares issued upon vesting will range from 0% to 175% of the Market Based PSUs granted based on the Company’s relative total shareholder return (“TSR”) as compared to the TSR of specified groups of peer banks and financial technology companies, and with respect to the Company's awards granted during and after 2023, may include an additional multiplier of up to 200% of the otherwise earned award based on the Company's absolute TSR. Compensation expense for the Market Based PSUs will be recognized over the vesting period of the awards based on the fair value of the award at the grant date. The fair value of Market Based PSUs granted is estimated using a Monte Carlo simulation. Expected volatilities were determined based on the historical volatilities of the Company and the specified peer group. The risk-free interest rate for the performance period was derived from the Treasury constant maturities yield curve on the valuation dates.
The fair value of the Market Based PSUs granted was determined using the following weighted-average assumptions:

	Six Months Ended June 30,
	2025	2024
Grant date	May 1, 2025	May 1, 2024
Performance period	3.00 years	3.00 years
Stock price	$54.38	$72.00
Triumph Financial stock price volatility	42.22%	42.31%
Risk-free rate	3.62%	4.67%
As of June 30, 2025, there was $16,012,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 2.38 years.
Stock Options
A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the six months ended June 30, 2025 were as follows:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2025	257,603	$49.68
Granted	91,552	54.38
Exercised	(495)	51.25
Forfeited or expired	(4,836)	65.62
Outstanding at June 30, 2025	343,824	$50.71	6.61	$3,246

Fully vested shares and shares expected to vest at June 30, 2025	343,824	$50.71	6.61	$3,246

Shares exercisable at June 30, 2025	184,936	$44.26	4.43	$3,076
Information related to the stock options for the six months ended June 30, 2025 and 2024 was as follows:

	Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2025	2024
Aggregate intrinsic value of options exercised	$14	$289
Cash received from option exercises, net	25	144
Tax benefit realized from option exercises	3	61
Weighted average fair value per share of options granted	$28.35	$37.30

TRIUMPH FINANCIAL, INC.
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
The fair value of the stock options granted was determined using the following weighted-average assumptions:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	3.88%	4.52%
Expected term	6.25 years	6.25 years
Expected stock price volatility	48.48%	46.50%
Dividend yield	—	—
As of June 30, 2025, there was $3,240,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 3.20 years.
Employee Stock Purchase Plan
During the year ended December 31, 2019, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the Company's 2019 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, 2,500,000 shares of common stock were reserved for issuance. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period. During the six months ended June 30, 2025 and 2024, 20,892 shares and 18,328 shares, respectively, were issued under the plan.
NOTE 13 — EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Basic
Net income (loss) to common stockholders	$3,618	$1,945	$2,834	$5,302
Weighted average common shares outstanding	23,590,119	23,274,089	23,476,888	23,237,674
Basic earnings (loss) per common share	$0.15	$0.08	$0.12	$0.23
Diluted
Net income (loss) to common stockholders	$3,618	$1,945	$2,834	$5,302
Weighted average common shares outstanding	23,590,119	23,274,089	23,476,888	23,237,674
Dilutive effects of:
Assumed exercises of stock options	54,952	86,645	67,878	86,905
Restricted stock awards	16,097	60,614	30,785	81,499
Restricted stock units	89,156	118,919	124,984	128,243
Performance stock units - market based	17,704	121,907	23,171	120,176
Employee stock purchase program	4,627	2,931	4,299	2,426
Average shares and dilutive potential common shares	23,772,655	23,665,105	23,728,005	23,656,923
Diluted earnings (loss) per common share	$0.15	$0.08	$0.12	$0.22

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	199,859	77,520	122,151	61,644
Restricted stock units	5,171	7,500	3,750	7,500
Performance stock units - market based	56,311	55,677	28,313	27,836
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
Payments Segment
The Payments segment derives a portion of its revenue from interest income on factored receivables and commercial loans related to invoice payments. These factored receivables consist of (i) invoices where we offer a Carrier a QuickPay opportunity to receive

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and (ii) factoring transactions where we purchase receivables payable to such freight brokers from their shipper clients. The Payments segment also offers commercial loans that result from our offering certain Brokers an additional liquidity option through the ability to settle their invoices with us on an extended term following our payment to their Carriers. There were no such commercial loans at June 30, 2025 and December 31, 2024. Such revenue falls under Topic 310 and is outside the scope of Topic 606.
The products and services offered through the Company's Payments segment connect Brokers, Shippers, Factors and Carriers through forward-thinking solutions that help each party successfully manage the life cycle of invoice presentment for services provided by Carrier through processing and audit of such invoice to its ultimate payment to the Carrier or the Factor. The Payments segment earns transaction revenue for such services from fees paid by its customers to receive auditing and payment processing of their invoices. Transaction revenue is recorded in Fee Income on the Consolidated Statements of Income and is subject to Topic 606. Transaction fees can be variable in nature. When such fees are variable, they are typically based upon the number of audit and payment transactions executed during a stated period; generally a calendar month. The customer is charged either a set fee per transaction or a set minimum fee for a stated number of transactions with the variable component being a per-invoice amount for transactions exceeding the stated minimum number. When applicable, the stated minimum number of transactions typically resets on a monthly basis. Transaction volume and related variable fees are known and recognized at each reporting period. Transaction fees can also be fixed in nature with such fees reflecting a set annual amount that is recognized ratably over the terms of the related contracts. In both variable and fixed arrangements, customers are typically billed monthly in arrears with payment due on 30 day terms and as such, no revenue is deferred.
The Payments segment also earns network fees for providing its customers access to the network. Network fees are recorded in Fee Income on the Consolidated Statements of Income and are subject to Topic 606. Network fees are generally a fixed annual amount and are recognized ratably over the terms of the related contracts. Customers are typically billed monthly in arrears with payment due on 30 day terms and as such, no revenue is deferred.
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
Capitalized contract costs consist of (i) deferred sales commissions that are incremental costs of obtaining customer contracts and (ii) deferred set-up costs, primarily direct payroll costs, for implementation services provided to customers prior to the launching of the Company’s products for general availability (go-live) to customers. Deferred sales commissions are amortized ratably over two years, taking into consideration the initial contract term, expected renewal periods, and sales commissions paid on such renewal periods. Deferred set-up costs are amortized ratably over four years which estimates the benefit period of the capitalized costs starting on the go-live date of the service. Deferred sales commissions and deferred set-up costs were included in other assets in the accompanying consolidated balance sheets and were $251,000 and $1,647,000, respectively, at June 30, 2025 and $319,000 and $1,354,000, respectively, at December 31, 2024. The amortization of deferred sales commissions and deferred set-up costs is included in salaries and employee benefits in the consolidated statements of income and was not significant for the six months ended June 30, 2025 and 2024.
Given the nature of services provided, the Payments segment does not carry any material contract balances.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below shows the Payments segment’s revenue from transaction and network fees from external customers, which are disaggregated by customer category.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Broker fee income	$6,443	$4,392	$11,621	$8,507
Factor fee income	993	1,296	2,226	2,591
Other fee income	150	93	257	$154
Total fee income	$7,586	$5,781	$14,104	$11,252
NOTE 15 — LESSOR OPERATING LEASES
The table below shows the Company's revenue from operating leases, which is included in non-interest income in the Company's consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Fixed payments	$133	$1,095	$682	$1,095
Variable payments	142	553	436	553
Amortization of intangibles included in lease income	(19)	(30)	(38)	$(30)
Total fee income	$256	$1,618	$1,080	$1,618
NOTE 16 — BUSINESS SEGMENT INFORMATION
The Company's reportable segments are Banking, Factoring, Payments, and Intelligence, which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the operations of TBK Bank. The Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Factoring segment derives its revenue from factoring services. The Payments segment includes the presentment, audit, and payment solutions offered to Shipper, Broker, and Factor clients in the trucking industry. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of both invoices where we offer a Carrier a QuickPay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and from offering Brokers the ability to settle their invoices with us on an extended term following our payment to their Carriers as an additional liquidity option for such Brokers. The Intelligence segment was launched at the beginning of the fourth quarter of 2024 to turn the over-the-road trucking data collected through our services into actionable insights for our customers. This launch coincided with our acquisition of the assets of Isometric Technologies Inc., a company that provides service and performance scoring and benchmarking capabilities to the over-the-road trucking industry. The operations of this segment were further supplemented with our acquisition of Greenscreens AI. Inc., a pricing solution for the logistics industry that delivers short-term freight market pricing intelligence and business insights, during the quarter ended June 30, 2025. The revenue for Intelligence offerings is derived through access and subscription fees, as well as seat licenses where applicable. Prior to the fourth quarter of 2024, there were no individuals allocated specifically to our data intelligence segment and an explicit data intelligence segment did not exist. Therefore, revision of prior period segment operating results is not applicable.
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
Transactions between segments consist primarily of borrowed funds, payment network fees, and servicing fees. Intersegment interest expense is allocated to the Factoring and Payments segments as described above. Payment network fees are paid by the Factoring segment to the Payments segment for use of the payments network. Servicing fees are paid by the Payments segment to the Factoring segment for servicing factoring transactions with freight broker clients transferred from the Factoring segment to the Payments segment to align with the supply chain finance product offerings for this business. Servicing fees are paid by the Payments segment to the Factoring segment for servicing such product. Beginning prospectively on January 1, 2024, the Factoring and Payments segments began paying fees to our Banking segment for the Banking segment's execution of various banking services that benefit those segments. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned to the related segment. Various shared service costs such as human resources, accounting, finance, risk management and information technology expense are assigned to the Corporate and Other category if they are not directly attributable to a segment. Other segment expense consists of various loan and card related expenses and other insignificant miscellaneous costs not specifically reviewed by the Company's chief operating decision maker. Taxes are paid on a consolidated basis and are not allocated for segment purposes.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)					Total	Corporate
Three Months Ended June 30, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$64,851	$38,040	$6,230	$—	$109,121	$80	$109,201
Intersegment interest allocations	6,386	(9,282)	2,896	—	—	—	—
Total interest expense	18,825	2	—	—	18,827	1,696	20,523
Net interest income (expense)	52,412	28,756	9,126	—	90,294	(1,616)	88,678
Credit loss expense (benefit)	2,219	(2,916)	92	—	(605)	(97)	(702)
Net interest income after credit loss expense	50,193	31,672	9,034	—	90,899	(1,519)	89,380
Noninterest income	7,989	1,811	7,724	1,724	19,248	136	19,384
Noninterest expense:
Salaries and employee benefits	16,001	13,444	8,711	3,234	41,390	18,492	59,882
Depreciation	1,656	468	222	7	2,353	1,602	3,955
Other occupancy, furniture and equipment	1,896	508	163	14	2,581	1,603	4,184
FDIC insurance and other regulatory assessments	894	—	—	—	894	—	894
Professional fees	1,801	(7,272)	240	2,995	(2,236)	1,916	(320)
Amortization of intangible assets	385	193	1,418	946	2,942	458	3,400
Advertising and promotion	557	223	669	22	1,471	367	1,838
Communications and technology	5,257	2,438	2,455	278	10,428	1,887	12,315
Software amortization	—	1,125	1,413	—	2,538	327	2,865
Travel and entertainment	306	245	456	130	1,137	482	1,619
Other	3,210	2,770	1,097	84	7,161	3,047	10,208
Total noninterest expense	31,963	14,142	16,844	7,710	70,659	30,181	100,840
Net intersegment noninterest income (expense)(2)	155	413	(568)	—	—	—	—
Net income (loss) before income tax expense	$26,374	$19,754	$(654)	$(5,986)	$39,488	$(31,564)	$7,924

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)					Total	Corporate
Three Months Ended June 30, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$66,900	$34,307	$5,721	$—	$106,928	$87	$107,015
Intersegment interest allocations	7,188	(9,198)	2,010	—	—	—	—
Total interest expense	16,713	—	—	—	16,713	2,387	19,100
Net interest income (expense)	57,375	25,109	7,731	—	90,215	(2,300)	87,915
Credit loss expense (benefit)	1,961	2,176	(9)	—	4,128	27	4,155
Net interest income after credit loss expense	55,414	22,933	7,740	—	86,087	(2,327)	83,760
Noninterest income	7,599	2,016	5,867	—	15,482	1,685	17,167
Noninterest expense:
Salaries and employee benefits	16,733	12,863	9,224	—	38,820	17,185	56,005
Depreciation	1,714	546	263	—	2,523	1,469	3,992
Other occupancy, furniture and equipment	2,124	544	172	—	2,840	1,733	4,573
FDIC insurance and other regulatory assessments	641	—	—	—	641	—	641
Professional fees	1,622	1,453	658	—	3,733	825	4,558
Amortization of intangible assets	607	362	1,687	—	2,656	213	2,869
Advertising and promotion	867	229	509	—	1,605	403	2,008
Communications and technology	5,504	2,984	2,717	—	11,205	3,102	14,307
Software amortization	57	584	580	—	1,221	136	1,357
Travel and entertainment	305	255	416	—	976	537	1,513
Other	2,691	875	844	—	4,410	1,110	5,520
Total noninterest expense	32,865	20,695	17,070	—	70,630	26,713	97,343
Net intersegment noninterest income (expense)(2)	137	373	(510)	—	—	—	—
Net income (loss) before income tax expense	$30,285	$4,627	$(3,973)	$—	$30,939	$(27,355)	$3,584

(Dollars in thousands)					Total	Corporate
Six Months Ended June 30, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$128,344	$71,371	$11,593	$—	$211,308	$163	$211,471
Intersegment interest allocations	11,121	(16,935)	5,814	—	—	—	—
Total interest expense	35,036	2	—	—	35,038	3,372	38,410
Net interest income (expense)	104,429	54,434	17,407	—	176,270	(3,209)	173,061
Credit loss expense (benefit)	2,726	(2,356)	210	—	580	48	628
Net interest income after credit loss expense	101,703	56,790	17,197	—	175,690	(3,257)	172,433
Noninterest income	14,992	3,530	14,255	2,119	34,896	1,678	36,574
Noninterest expense:
Salaries and employee benefits	32,318	26,666	18,324	4,718	82,026	36,574	118,600
Depreciation	3,286	971	452	14	4,723	3,176	7,899
Other occupancy, furniture and equipment	3,998	1,045	331	21	5,395	3,287	8,682
FDIC insurance and other regulatory assessments	1,621	—	—	—	1,621	—	1,621

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Professional fees	2,866	(5,420)	446	3,946	1,838	3,906	5,744
Amortization of intangible assets	770	386	2,969	1,062	5,187	613	5,800
Advertising and promotion	1,068	477	1,050	52	2,647	655	3,302
Communications and technology	10,272	4,712	4,924	505	20,413	4,146	24,559
Software amortization	56	1,719	2,609	2	4,386	471	4,857
Travel and entertainment	544	428	833	248	2,053	1,058	3,111
Other	6,235	3,511	2,019	150	11,915	4,923	16,838
Total noninterest expense	63,034	34,495	33,957	10,718	142,204	58,809	201,013
Net intersegment noninterest income (expense)(2)	292	848	(1,140)	—	—	—	—
Net income (loss) before income tax expense	$53,953	$26,673	$(3,645)	$(8,599)	$68,382	$(60,388)	$7,994

(Dollars in thousands)					Total	Corporate
Six Months Ended June 30, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$130,894	$67,059	$10,878	$—	$208,831	$131	$208,962
Intersegment interest allocations	13,932	(18,103)	4,171	—	—	—	—
Total interest expense	30,217	—	—	—	30,217	4,795	35,012
Net interest income (expense)	114,609	48,956	15,049	—	178,614	(4,664)	173,950
Credit loss expense (benefit)	6,488	3,531	60	—	10,079	(28)	10,051
Net interest income after credit loss expense	108,121	45,425	14,989	—	168,535	(4,636)	163,899
Noninterest income	14,075	4,919	11,410	—	30,404	1,762	32,166
Noninterest expense:
Salaries and employee benefits	33,542	25,124	18,355	—	77,021	33,169	110,190
Depreciation	3,513	1,052	507	—	5,072	2,532	7,604
Other occupancy, furniture and equipment	4,481	1,069	316	—	5,866	2,731	8,597
FDIC insurance and other regulatory assessments	1,294	—	—	—	1,294	—	1,294
Professional fees	2,296	2,056	1,451	—	5,803	2,296	8,099
Amortization of intangible assets	1,225	766	3,389	—	5,380	213	5,593
Advertising and promotion	1,204	475	869	—	2,548	674	3,222
Communications and technology	10,487	5,282	4,800	—	20,569	5,632	26,201
Software amortization	72	1,165	1,107	—	2,344	187	2,531
Travel and entertainment	590	505	933	—	2,028	994	3,022
Other	5,290	1,894	1,828	—	9,012	2,349	11,361
Total noninterest expense	63,994	39,388	33,555	—	136,937	50,777	187,714
Net intersegment noninterest income (expense)(2)	258	762	(1,020)	—	—	—	—
Net income (loss) before income tax expense	$58,460	$11,718	$(8,176)	$—	$62,002	$(53,651)	$8,351
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(2) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Three Months Ended June 30, 2025
Factoring revenue received from Payments	$—	$910	$(910)
Payments revenue received from Factoring	—	(381)	381
Banking revenue received from Payments and Factoring	155	(116)	(39)
Net intersegment noninterest income (expense)	$155	$413	$(568)

Three Months Ended June 30, 2024
Factoring revenue received from Payments	$—	$750	$(750)
Payments revenue received from Factoring	—	(264)	264
Banking revenue received from Payments and Factoring	137	(113)	(24)
Net intersegment noninterest income (expense)	$137	$373	$(510)

Six months ended June 30, 2025
Factoring revenue received from Payments	$—	$1,821	$(1,821)
Payments revenue received from Factoring	—	(753)	753
Banking revenue received from Payments and Factoring	292	(220)	(72)
Net intersegment noninterest income (expense)	$292	$848	$(1,140)

Six months ended June 30, 2024
Factoring revenue received from Payments	$—	$1,500	$(1,500)
Payments revenue received from Factoring	—	(529)	529
Banking revenue received from Payments and Factoring	258	(209)	(49)
Net intersegment noninterest income (expense)	$258	$762	$(1,020)
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

(Dollars in thousands)					Total	Corporate
June 30, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$5,075,248	$1,240,792	$657,648	$118,292	$7,091,980	$673,102	$(1,270,334)	$6,494,748
Gross loans	$3,552,700	$1,177,423	$226,547	$—	$4,956,670	$—	$(3,500)	$4,953,170

(Dollars in thousands)					Total	Corporate
December 31, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$5,443,452	$1,186,342	$590,063	$10,099	$7,229,956	$1,119,825	$(2,400,806)	$5,948,975
Gross loans	$3,944,146	$1,034,992	$171,668	$—	$5,150,806	$—	$(603,846)	$4,546,960

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
Overview
We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act, that offers a diversified line of banking, factoring, payments, and intelligence services. Our principal subsidiary is TBK Bank, SSB, a Texas state savings bank and the entity through which we offer substantially all of our products and services. Effective January, 1, 2025, we merged Triumph Financial Services LLC, the entity through which we previously conducted all of our factoring operations, with and into TBK Bank, SSB. As of June 30, 2025, we had consolidated total assets of $6.495 billion, total loans held for investment of $4.953 billion, total deposits of $5.186 billion and total stockholders’ equity of $912.4 million.
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
Our payments business is a payments network for the over-the-road trucking industry. This platform was originally designed to manage Carrier payments for third party logistics companies, or 3PLs ("Brokers") and the manufacturers and other businesses that contract directly for the shipment of goods (“Shippers”), with a focus on increasing on-balance sheet factored receivable transactions through the offering of quick pay transactions for Carriers receiving such payments through the network. During 2021, we acquired HubTran, Inc., a software platform that offers workflow solutions for the processing and approval of Carrier Invoices for approval by Brokers or purchase by the factoring businesses providing working capital to Carriers ("Factors"). Following such acquisition, our strategy shifted from a capital-intensive on-balance sheet product with a greater focus on interest income to a network for the trucking industry with an additional focus on fee revenue. Our network connects Brokers, Shippers, Factors and Carriers through forward-thinking solutions that help each party successfully manage the life cycle of invoice presentment for services provided by Carrier through the processing and audit of such invoice to its ultimate payment to the Carrier or the Factor providing working capital to such Carrier. During 2024, we introduced our LoadPay product; a digital bank account developed for Carriers. LoadPay provides a user experience and financial products, including small business checking accounts, tailored to the financial needs of the small trucking companies that are the ultimate payees inside of the network. A key feature of the LoadPay product is our ability to rapidly fund invoices approved for payment through the network or approved for purchase as part of our factoring operations to the LoadPay account without the need for such payments to be processed through traditional payment rails such as ACH transfers. We also offer supply chain finance to Brokers, allowing them to pay their Carriers faster and drive Carrier loyalty. In addition, through the network, we provide tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Our payments business also operates in a highly specialized niche with unique processes and key performance indicators.
Our data intelligence business, which we call Intelligence, was launched at the beginning of the fourth quarter of 2024 to turn the over-the-road trucking data collected through our services into actionable insights for our customers. This launch coincided with our acquisition of the assets of Isometric Technologies Inc., a company that provides service and performance scoring and benchmarking capabilities to the over-the-road trucking industry. During the second quarter of 2025, we also acquired Greenscreens AI, Inc. ("Greenscreens"), a company that provides a pricing solution for the logistics industry that delivers short-term freight market pricing intelligence and business insights. Data has the ability to drive efficiency, enhance decision-making, and enable Shippers, Brokers, and Carriers to operate more profitably in a very competitive over-the-road trucking market. With our access to data from our payments network and other sources, we believe we can develop products and services to offer to logistics service providers, allowing them to better plan for peak periods, competitively source freight capacity, and allocate resources efficiently, thus improving their profitability. Intelligence operates in a highly specialized niche with unique processes and key performance indicators.
At June 30, 2025, our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Within such ecosystem, we operate our payments platform, which connects such parties to streamline and optimize the presentment, audit and payment of transportation invoices. We also act as capital provider to the Carrier industry through our factoring business. We also offer data services through our intelligence offerings. Our traditional banking operations provide stable, low cost deposits to support our operations, a diversified lending portfolio to add stability to our balance sheet, and a suite of traditional banking products and services to participants in the for-hire trucking ecosystem to deepen our relationship with such clients.
We have determined our reportable segments are Banking, Factoring, Payments and Intelligence. For the six months ended June 30, 2025, our Banking segment generated 59% of our total segment revenue (comprised of interest and noninterest income), our Factoring segment generated 30% of our total segment revenue, our Payments segment generated 10% of our total segment revenue, and our Intelligence segment generated 1% of our total segment revenue.
Second Quarter 2025 Overview
Net income available to common stockholders for the three months ended June 30, 2025 was $3.6 million, or $0.15 per diluted share, compared to net income available to common stockholders for the three months ended June 30, 2024 of $1.9 million, or $0.08 per diluted share. For the three months ended June 30, 2025, our return on average common equity was 1.68% and our return on average assets was 0.28%.
Net income available to common stockholders for the six months ended June 30, 2025 was $2.8 million, or $0.12 per diluted share, compared to net income available to common stockholders for the six months ended June 30, 2024 of $5.3 million, or $0.22 per diluted share. For the six months ended June 30, 2025, our return on average common equity was 0.66% and our return on average assets was 0.14%.
At June 30, 2025, we had total assets of $6.495 billion, including gross loans held for investment of $4.953 billion, compared to $5.949 billion of total assets and $4.547 billion of gross loans held for investment at December 31, 2024. Total loans held for investment increased $406.2 million during the six months ended June 30, 2025. Our Banking loans, which constitute 72% of our total loan portfolio at June 30, 2025, increased from $3.340 billion in aggregate as of December 31, 2024 to $3.549 billion as of June 30, 2025, an increase of 6.3%. Our Factoring factored receivables, which constitute 24% of our total loan portfolio at June 30, 2025, increased from $1.033 billion in aggregate as of December 31, 2024 to $1.175 billion as of June 30, 2025, an increase of 13.7%. Our Payments factored receivables, which constitute 5% of our total loan portfolio at June 30, 2025, increased from $171.7 million in aggregate as of December 31, 2024 to $226.5 million as of June 30, 2025, an increase of 32.0%.
At June 30, 2025, we had total liabilities of $5.582 billion, including total deposits of $5.186 billion, compared to $5.058 billion of total liabilities and $4.821 billion of total deposits at December 31, 2024. Deposits increased $365.3 million during the six months ended June 30, 2025.
At June 30, 2025, we had total stockholders' equity of $912.4 million. During the six months ended June 30, 2025, total stockholders’ equity increased $21.5 million. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 9.98% and 11.95%, respectively, at June 30, 2025.

The total dollar value of invoices purchased by our Factoring segment during the three months ended June 30, 2025 was $2.874 billion with an average invoice size of $1,693. The average transportation invoice size for the three months ended June 30, 2025 was $1,663. This compares to invoice purchase volume of $2.542 billion with an average invoice size of $1,775 and average transportation invoice size of $1,738 during the same period a year ago.
Our Payments segment processed 8.5 million invoices paying Carriers a total of $10.081 billion during the three months ended June 30, 2025. This compares to processed volume of 6.1 million invoices for a total of $6.688 billion during the same period a year ago.
2025 Items of Note
Greenscreens.ai
On May 8, 2025, we, through our wholly-owned subsidiary TBK Bank, SSB, acquired Greenscreens AI, Inc. ("Greenscreens"), a pricing solution for the logistics industry that delivers short-term freight market pricing intelligence and business insights, for $139.1 million in cash and $12.7 million of our common stock.
For further information on the above transactions see Note 2 – Acquisitions and Divestitures in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.
USPS Settlement
As of June 30, 2025, we carried a receivable (the “Misdirected Payments Receivable”) payable by the United States Postal Service (“USPS”) arising from accounts factored to a large carrier. The balance of such Misdirected Payments Receivable, net of customer reserves, was $19.4 million. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputed their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We have been a party to litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. On June 30, 2025, we reached an agreement with the USPS ("the USPS Settlement") whereby the USPS agreed to pay us $47.5 million to settle the litigation in the United States Court of Federal Claims and certain other related proceedings. Such settlement was entered into as part of a global settlement of the disputes related to the Misdirected Payments Receivable, other amounts we asserted were due to us from USPS for other balances owed to us as a result of their failure to honor our notices of assignment, and certain claims of the large carrier involved in this matter against the USPS for underpayment on certain transportation contracts in which we had a security interest. We received the full $47.5 million settlement proceeds on July 10, 2025. The proceeds of the USPS Settlement will be applied as follows:
•$11.5 million to the aforementioned large carrier,
•$19.4 million to relieve the entire balance of Misdirected Payments Receivable, net of customer reserves,
•$1.1 million of interest and fees,
•$7.9 million of legal expense recovery
•$3.8 million to recovery of previously charged-off acquired over-formula advances related to the aforementioned large carrier, and
•$3.8 million to CVLG in accordance with the amended terms of the CVLG transaction.
The USPS Settlement had a $12.4 million and $11.5 million positive impact on pretax net income for the three and six months ended June 30, 2025, respectively made up of the prior period impacts of the interest and fees, legal expense recovery, and the recovery of the previously charged-off acquired over-formula advances. The $19.4 million Misdirected Payments Receivable balance was legally discharged upon receipt of the settlement proceeds on July 10, 2025.

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
Trucking transportation and factoring
The largest driver of changes in revenue at our Factoring segment, and to a lesser extent, our Payments segment, is fluctuation in the freight markets, particularly in brokered freight, which is priced largely off the spot market (a reflection of real-time balance of carrier supply and shipper demand in the market) and subject to variability in diesel prices. The softness in freight during 2023, 2024 and into the first half of 2025 was a combination of falling volumes and excess capacity. In recent quarters, average rates per mile have decreased and returned spot rates to levels last seen in 2019. For the spot rate market, the drop was a little higher than the drop in diesel prices over the same period. Spot rates had fallen below the cost per mile to operate for many carriers. As a result, we have observed a number of small and medium-sized trucking companies either leave the market by signing on with larger carriers or electing to sell their fleets or companies and move on to other endeavors, though the pace of these exits has slowed recently. The confluence of these circumstances has resulted in persistently low invoice prices and decreased prices of new and used equipment. Such invoice prices and prices of new and used equipment remain consistently below the years leading up to 2023. This has put pressure on the revenue of our Factoring segment as well as our equipment finance borrowers, resulting in increased equipment finance delinquencies and loan modifications. Equipment finance losses have been manageable, but continued softness in the freight markets could cause the Company to experience adverse effects on its business, financial condition, results of operations and cash flows that are not possible to predict at June 30, 2025.
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

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2025	2024	2025	2024
Income Statement Data:
Interest income	$109,201	$107,015	$211,471	$208,962
Interest expense	20,523	19,100	38,410	35,012
Net interest income	88,678	87,915	173,061	173,950
Credit loss expense (benefit)	(702)	4,155	628	10,051
Net interest income after credit loss expense (benefit)	89,380	83,760	172,433	163,899
Noninterest income	19,384	17,167	36,574	32,166
Noninterest expense	100,840	97,343	201,013	187,714
Net income (loss) before income taxes	7,924	3,584	7,994	8,351
Income tax expense (benefit)	3,504	837	3,557	1,446
Net income (loss)	$4,420	$2,747	$4,437	$6,905
Dividends on preferred stock	(802)	(802)	(1,603)	(1,603)
Net income available (loss) to common stockholders	$3,618	$1,945	$2,834	$5,302

Per Share Data:
Basic earnings (loss) per common share	$0.15	$0.08	$0.12	$0.23
Diluted earnings (loss) per common share	$0.15	$0.08	$0.12	$0.22
Weighted average shares outstanding - basic	23,590,119	23,274,089	23,476,888	23,237,674
Weighted average shares outstanding - diluted	23,772,655	23,665,105	23,728,005	23,656,923

Performance ratios - Annualized:
Return on average assets	0.28%	0.19%	0.14%	0.25%
Return on average total equity	1.95%	1.26%	0.99%	1.58%
Return on average common equity	1.68%	0.94%	0.66%	1.28%
Return on average tangible common equity (1)	2.81%	1.35%	1.02%	1.84%
Yield on loans	8.41%	9.10%	8.39%	9.10%
Cost of interest bearing deposits	2.22%	2.34%	2.18%	2.17%
Cost of total deposits	1.25%	1.39%	1.24%	1.28%
Cost of total funds	1.53%	1.62%	1.49%	1.54%
Net interest margin	6.43%	7.07%	6.46%	7.18%
Net noninterest expense to average assets	5.13%	5.67%	5.36%	5.64%

(Dollars in thousands, except per share amounts)	June 30, 2025	December 31, 2024
Balance Sheet Data:
Total assets	$6,494,748	$5,948,975
Cash and cash equivalents	282,346	330,117
Investment securities	398,583	387,882
Loans held for investment, net	4,914,479	4,506,246
Total liabilities	5,582,366	5,058,056
Noninterest bearing deposits	2,285,327	1,964,457
Interest bearing deposits	2,900,771	2,856,363
FHLB advances	180,000	30,000
Subordinated notes	69,780	69,662
Junior subordinated debentures	42,666	42,352
Total stockholders’ equity	912,382	890,919
Preferred stockholders' equity	45,000	45,000
Common stockholders' equity	867,382	845,919

Per Share Data:
Book value per share	$36.56	$36.16
Tangible book value per share (1)	$19.31	$25.13
Shares outstanding end of period	23,727,046	23,391,411

Asset Quality ratios(2):
Past due to total loans	2.21%	3.27%
Nonperforming loans to total loans	1.20%	2.49%
Nonperforming assets to total assets	1.04%	2.02%
ACL to nonperforming loans	65.02%	35.93%
ACL to total loans	0.78%	0.90%
Net charge-offs to average loans(3)	0.30%	0.31%

Capital ratios:
Tier 1 capital to average assets	9.46%	12.03%
Tier 1 capital to risk-weighted assets	9.98%	13.06%
Common equity Tier 1 capital to risk-weighted assets	8.43%	11.40%
Total capital to risk-weighted assets	11.95%	15.23%
Total stockholders' equity to total assets	14.05%	14.98%
Tangible common stockholders' equity ratio (1)	7.53%	10.33%
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
(3)Net charge-offs to average loans ratios are for the six months ended June 30, 2025 and the year ended December 31, 2024.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2025	2024	2025	2024
Average total stockholders' equity	$910,202	$880,227	$906,253	$880,025
Average preferred stock liquidation preference	(45,000)	(45,000)	(45,000)	(45,000)
Average total common stockholders' equity	865,202	835,227	861,253	835,025
Average goodwill and other intangibles	(347,894)	(256,552)	(302,896)	(256,327)
Average tangible common equity	$517,308	$578,675	$558,357	$578,698

Net income available to common stockholders	$3,618	$1,945	$2,834	$5,302
Average tangible common equity	517,308	578,675	558,357	578,698
Return on average tangible common equity	2.81%	1.35%	1.02%	1.84%

Net noninterest expense to average assets ratio:
Total noninterest expense	$100,840	$97,343	$201,013	$187,714
Total noninterest income	19,384	17,167	36,574	32,166
Net noninterest expenses	$81,456	$80,176	$164,439	$155,548
Average total assets	$6,366,984	$5,690,767	$6,181,549	$5,545,063
Net noninterest expense to average assets ratio	5.13%	5.67%	5.36%	5.64%

(Dollars in thousands, except per share amounts)	June 30, 2025	December 31, 2024
Total stockholders' equity	$912,382	$890,919
Preferred stock liquidation preference	(45,000)	(45,000)
Total common stockholders' equity	867,382	845,919
Goodwill and other intangibles	(409,165)	(258,208)
Tangible common stockholders' equity	$458,217	$587,711
Common shares outstanding	23,727,046	23,391,411
Tangible book value per share	$19.31	$25.13

Total assets at end of period	$6,494,748	$5,948,975
Goodwill and other intangibles	(409,165)	(258,208)
Tangible assets at period end	$6,085,583	$5,690,767
Tangible common stockholders' equity ratio	7.53%	10.33%

Results of Operations
Three months ended June 30, 2025 compared with three months ended June 30, 2024.
Net Income
We earned net income of $4.4 million for the three months ended June 30, 2025 compared to net income of $2.7 million for the three months ended June 30, 2024, an increase of $1.7 million or 60.9%.

	Three Months Ended June 30, 2025
(Dollars in thousands, except per share amounts)	2025	2024	$ Change	% Change
Interest income	$109,201	$107,015	$2,186	2.0%
Interest expense	20,523	19,100	1,423	7.5%
Net interest income	88,678	87,915	763	0.9%
Credit loss expense (benefit)	(702)	4,155	(4,857)	(116.9)%
Net interest income after credit loss expense (benefit)	89,380	83,760	5,620	6.7%
Noninterest income	19,384	17,167	2,217	12.9%
Noninterest expense	100,840	97,343	3,497	3.6%
Net income (loss) before income taxes	7,924	3,584	4,340	121.1%
Income tax expense (benefit)	3,504	837	2,667	318.6%
Net income (loss)	$4,420	$2,747	$1,673	60.9%
Details of the changes in the various components of net income are further discussed below.
Net Interest Income
Our operating results heavily depend on our net interest income, which is the difference between interest income on interest earning assets, including loans and securities, and interest expense incurred on interest bearing liabilities, including deposits and other borrowed funds. Interest rate fluctuations, as well as changes in the amount and type of interest earning assets and interest bearing liabilities, combine to affect net interest income. Our net interest income is affected by changes in the amount and mix of interest earning assets and interest bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest earning assets and rates paid on interest bearing liabilities, referred to as a “rate change.”

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities. Average balances and interest are inclusive of assets and deposits classified as held for sale.

	Three Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	377,775	4,181	4.44%	463,759	6,330	5.49%
Taxable securities	409,277	5,705	5.59%	328,987	5,501	6.73%
Tax-exempt securities	2,535	16	2.53%	3,153	22	2.81%
FHLB and other restricted stock	17,687	246	5.58%	7,598	234	12.39%
Loans (1)	4,725,240	99,053	8.41%	4,195,669	94,928	9.10%
Total interest earning assets	5,532,514	109,201	7.92%	4,999,166	107,015	8.61%
Noninterest earning assets:
Cash and cash equivalents	77,913			77,389
Other noninterest earning assets	756,557			614,212
Total assets	6,366,984			5,690,767
Interest bearing liabilities:
Deposits:
Interest bearing demand	722,653	916	0.51%	748,699	1,164	0.63%
Individual retirement accounts	41,694	131	1.26%	49,917	175	1.41%
Money market	586,420	3,931	2.69%	565,612	4,097	2.91%
Savings	519,067	1,354	1.05%	541,408	1,480	1.10%
Certificates of deposit	225,333	1,520	2.71%	257,292	1,945	3.04%
Brokered time deposits	614,168	6,618	4.32%	433,096	5,698	5.29%
Other brokered deposits	93,315	1,035	4.45%	71,196	961	5.43%
Total interest bearing deposits	2,802,650	15,505	2.22%	2,667,220	15,520	2.34%
Federal Home Loan Bank advances	298,132	3,322	4.47%	85,769	1,193	5.59%
Subordinated notes	69,749	661	3.80%	108,868	1,225	4.53%
Junior subordinated debentures	42,587	1,035	9.75%	41,951	1,162	11.14%
Total interest bearing liabilities	3,213,118	20,523	2.56%	2,903,808	19,100	2.65%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	2,166,628			1,832,154
Other liabilities	77,036			74,578
Total equity	910,202			880,227
Total liabilities and equity	6,366,984			5,690,767
Net interest income		88,678			87,915
Interest spread (2)			5.36%			5.96%
Net interest margin (3)			6.43%			7.07%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Three Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Banking	$3,381,919	$54,784	6.50%	$3,035,612	$54,900	7.27%
Factoring	1,138,792	38,040	13.40%	976,087	34,307	14.14%
Payments	204,529	6,230	12.22%	183,970	5,721	12.51%
Total loans	$4,725,240	$99,054	8.41%	$4,195,669	$94,928	9.10%
We earned net interest income of $88.7 million for the three months ended June 30, 2025 compared to $87.9 million for the three months ended June 30, 2024, an increase of $0.8 million, or 0.9%, primarily driven by the following factors.
Interest income increased $2.2 million, or 2.0%, due to changes in average interest earning assets which increased $533.3 million, or 10.7%, including an increase in average total loans of $529.6 million, or 12.6%. The average balance of our higher yielding Factoring factored receivables increased $162.7 million, or 16.7%, and we experienced an increase in average Payments factored receivables. Average Banking loans increased $346.3 million, or 11.4% due to increases in the average balances of residential real estate, consumer, and mortgage warehouse loans. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $1.068 billion for the three months ended June 30, 2025 compared to $681.7 million for the three months ended June 30, 2024.
Interest expense increased $1.4 million, or 7.5%, primarily driven by higher average interest-bearing liabilities which increased in total period over period, including average total interest bearing deposits which increased $135.4 million, or 5.1%. The increase in interest expense was partially offset by decreased rates on our interest bearing liabilities. Average noninterest bearing demand deposits grew $334.5 million.
Net interest margin decreased to 6.43% for the three months ended June 30, 2025 from 7.07% for the three months ended June 30, 2024, a decrease of 64 basis points or 9.1%.
The decrease in our net interest margin was most impacted by a decrease in our yield on interest earning assets of 69 basis points to 7.92% for the three months ended June 30, 2025. This decrease was primarily driven by lower yields on loans which decreased 69 basis points to 8.41% for the period. Yield on our Banking loans decreased 77 basis points period over period driving much of the decrease in the yield on our overall loan portfolio. Our yield on Factoring and Payments factored receivables also decreased period over period. That said, our higher yielding Factoring and Payments factored receivables as a percentage of the total loan portfolio increased period over period which had an upward impact on our overall loan yield. Non-loan yields were lower across the board period over period.
The decrease in our net interest margin was also impacted by a decrease in our average cost of interest bearing liabilities of 9 basis points. This decrease in average cost was caused by decreased rates across our interest bearing liabilities period over period.
Our mortgage warehouse business has nearly self-funded for several quarters due to the servicing deposits of its customers. The average balance of such deposits was $781.3 million for the three months ended June 30, 2025. These deposits are noninterest bearing deposits on our balance sheet. Despite their classification, many of these deposits are not truly free of cost as our clients are compensated for these balances in the form of an earnings interest rebate rather than deposit interest. As a result, such noninterest bearing deposits decrease our loan yield rather than increase our deposit rates. It is important to note that our net interest margin is not affected by this arrangement. During the three months ended June 30, 2025, these deposits decreased our overall yield on loans by 58 bps and our overall cost of deposits and cost of funds would have been 56 bps and 51 bps higher, respectively.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing:

	Three Months Ended
	June 30, 2025 vs. 2024
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$(1,197)	$(952)	$(2,149)
Taxable securities	(915)	1,119	204
Tax-exempt securities	(2)	(4)	(6)
FHLB and other restricted stock	(128)	140	12
Loans	(6,976)	11,101	4,125
Total interest income	(9,218)	11,404	2,186
Interest bearing liabilities:
Interest bearing demand	(215)	(33)	(248)
Individual retirement accounts	(18)	(26)	(44)
Money market	(305)	139	(166)
Savings	(68)	(58)	(126)
Certificates of deposit	(209)	(216)	(425)
Brokered time deposits	(1,031)	1,951	920
Other brokered deposits	(171)	245	74
Total interest bearing deposits	(2,017)	2,002	(15)
Federal Home Loan Bank advances	(237)	2,366	2,129
Subordinated notes	(193)	(371)	(564)
Junior subordinated debentures	(142)	15	(127)
Other borrowings	—	—	—
Total interest expense	(2,589)	4,012	1,423
Change in net interest income	$(6,629)	$7,392	$763
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
The following table presents the major categories of credit loss expense:

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Credit loss expense (benefit) on loans	$(516)	$4,068	$(4,584)	(112.7)%
Credit loss expense (benefit) on off balance sheet credit exposures	(89)	60	(149)	(248.3)%
Credit loss expense (benefit) on held to maturity securities	(97)	27	(124)	(459.3)%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense (benefit)	$(702)	$4,155	$(4,857)	(116.9)%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At June 30, 2025 and March 31, 2025, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the three months ended June 30, 2025. The same was true for the same period in the prior year.
The ACL on held to maturity ("HTM") securities is estimated at each measurement date on a collective basis by major security type. At June 30, 2025 and December 31, 2024, the Company’s held to maturity securities consisted of investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At June 30, 2025 and March 31, 2025, the Company carried $3.2 million and $3.2 million, respectively, of these HTM securities at amortized cost. The required ACL on these balances was $1.4 million at June 30, 2025 and $1.5 million at March 31, 2025. We recognized a benefit to credit loss expense of $0.1 million during the current quarter. Credit loss expense during the three months ended June 30, 2024 was $27 thousand. None of the overcollateralization triggers tied to the CLO securities were tripped as of June 30, 2025. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $38.7 million as of June 30, 2025, compared to $40.7 million as of December 31, 2024, representing an ACL to total loans ratio of 0.78% and 0.90%, respectively.
Our credit loss expense on loans decreased $4.6 million, or 112.7%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
During the three months ended June 30, 2025, the Company acquired a $23.4 million nonperforming equipment finance commercial loan for $3.3 million. The loan was purchased credit deteriorated ("PCD") and a $10.8 million ACL was established on Day 1 resulting in a discount of $9.3 million. Prior to June 30, 2025, the Company determined that the $10.8 million ACL was uncollectible and charged off the entire amount. Such charge-off had no impact on credit loss expense.
The decrease in credit loss expense was primarily driven by net charge-off activity. Excluding the $10.8 million charge-off on the acquired PCD loan which had no impact on credit loss expense, we had a net recovery of $3.0 million during the three months ended June 30, 2025 compared to net charge-offs of $2.7 million during the same period a year ago. Such net recovery for the three months ended June 20, 2025 includes the aforementioned $3.8 million recovery resulting from the USPS Settlement. Changes to projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods to calculate expected losses resulted in a benefit to credit loss expense of $0.2 million during the three months ended June 30, 2025 compared to $1.1 million of credit loss expense during the same period a year ago.
The decrease in credit loss expense was partially offset by changes in required specific reserves. Such specific reserves increased $1.5 million during the three months ended June 30, 2025 compared to an insignificant increase during the same period a year ago. Further, changes in volume and mix of the loan portfolio resulted in credit loss expense of $1.2 million during the three months ended June 30, 2025 compared to $0.2 million of credit loss expense during the same period a year ago.
Credit loss expense for off balance sheet credit exposures decreased $0.1 million, primarily due to changes to outstanding commitments to fund and changes to assumed loss rates period over period.

Noninterest Income
The following table presents our major categories of noninterest income:

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Service charges on deposits	$1,742	$1,810	$(68)	(3.8)%
Card income	1,922	2,085	(163)	(7.8)%
Net gains (losses) on sale of loans	190	123	67	54.5%
Fee income	12,755	8,517	4,238	49.8%
Insurance commissions	1,282	1,505	(223)	(14.8)%
Other	1,493	3,127	(1,634)	(52.3)%
Total noninterest income	$19,384	$17,167	$2,217	12.9%
Noninterest income increased $2.2 million, or 12.9%. Changes in selected components of noninterest income in the above table are discussed below.
•Fee income. Fee income increased $4.2 million due to a $1.8 million increase in fee income from our Payments segment, a $1.6 million increase in fee income from our Intelligence segment mostly driven by the acquisition of Greenscreens during the three months ended June 30, 2025, and a $0.7 million increase in fee income from insurance services period over period.
•Other. Other noninterest income decreased $1.6 million due to a $0.5 million gain on sale of equity securities during the three months ended June 30, 2024 that did not repeat during the current period and a $1.4 million decrease in rental income generated by the property purchased by the Company during late March of 2024 period over period. These decreases were partially offset by a $0.4 million increase in bank owned life insurance income period over period.
Noninterest Expense
The following table presents our major categories of noninterest expense:

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Salaries and employee benefits	$59,882	$56,005	$3,877	6.9%
Occupancy, furniture and equipment	8,139	8,565	(426)	(5.0)%
FDIC insurance and other regulatory assessments	894	641	253	39.5%
Professional fees	(320)	4,558	(4,878)	(107.0)%
Amortization of intangible assets	3,400	2,869	531	18.5%
Advertising and promotion	1,838	2,008	(170)	(8.5)%
Communications and technology	12,315	14,307	(1,992)	(13.9)%
Software amortization	2,865	1,357	1,508	111.1%
Travel and entertainment	1,619	1,513	106	7.0%
Other	10,208	5,520	4,688	84.9%
Total noninterest expense	$100,840	$97,343	$3,497	3.6%
Noninterest expense increased $3.5 million, or 3.6%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $3.9 million, or 6.9%. Employee salaries and payroll taxes increased $2.0 million and $0.1 million, respectively. Our average full-time equivalent employees were 1,576.0 and 1,571.0 for the three months ended June 30, 2025 and 2024, respectively. Temporary labor expense decreased $0.5 million, bonus expense increased $0.7 million and commissions expense increased $0.7 million period over period. Additionally, employee benefits expense such as 401(k) benefits match, employee insurance and stock based compensation decreased $0.1 million.

•Professional Fees. Professional fees decreased $4.9 million, or 107.0%, primarily due to the recovery of $7.4 million of previously expensed legal fees through the USPS Settlement during the three months ended June 30, 2025. This decrease was partially offset by $3.0 million of professional fees incurred during the three months ended June 30, 2025 as a result of the Greenscreens acquisition.
•Amortization of Intangible Assets. Amortization of intangible assets increased $0.5 million, or 18.5%, primarily due to the amortization of addition of intangible assets resulting from the Greenscreens acquisition.
•Communication and Technology. Communication and technology decreased $2.0 million, or 13.9%, primarily due to decreased IT professional services fees.
•Software Amortization. Software amortization expense increased $1.5 million, or 111.1%, primarily due to additional software assets coming on line during late 2024 and early 2025.
•Other. Other noninterest expense includes loan-related expenses, training and recruiting, postage, insurance, and subscription services. Other noninterest expense increased $4.7 million, or 84.9% primarily due to a $2.0 million settlement of litigation (unrelated to the USPS Settlement) during the three months ended June 30, 2025, $1.8 million of current period lease termination payments related to the building we acquired during March 2024, and an increase of $0.7 million in loan-related expenses period over period. There were no other significant variances in other noninterest expense period over period.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense increased $2.7 million, from $0.8 million for the three months ended June 30, 2024 to $3.5 million for the three months ended June 30, 2025. The effective tax rate was 44% for the three months ended June 30, 2025, compared to 23% for the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2025 was impacted by limited restricted stock stock-based compensation deductibility, higher state tax rates, and higher disallowed expenses including some transaction costs paid in connection with the Greenscreens acquisition.
Operating Segment Results
Our reportable segments are Banking, Factoring, Payments, and Intelligence, which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the community banking products and services offered through TBK Bank. Our Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Factoring segment derives its revenue from factoring services. The Payments segment includes the operations of TBK Bank's presentment, audit, and payment solutions to Shipper, Broker, and Factor clients in the trucking industry. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of both invoices where we offer a Carrier a quickpay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and from offering Brokers the ability to settle their invoices with us on an extended term following our payment to their Carriers as an additional liquidity option for such Brokers. Our data intelligence segment was launched at the beginning of the fourth quarter of 2024 to turn the over-the-road trucking data collected through our services into actionable insights for our customers. This launch coincided with our acquisition of the assets Isometric Technologies Inc., a company that provides service and performance scoring and benchmarking capabilities to the over-the-road trucking industry. The operations of this segment were further supplemented with our acquisition of Greenscreens AI, Inc., a pricing solution for the logistics industry that delivers short-term freight market pricing intelligence and business insights, during the quarter ended June 30, 2025. The revenue for Intelligence offerings is derived through access and subscription fees, as well as seat licenses where applicable. Prior to the fourth quarter of 2024, there were no individuals allocated specifically to our data intelligence segment and an explicit data intelligence segment did not exist. Therefore, revision of prior period segment operating results is not applicable.

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
Transactions between segments consist primarily of borrowed funds, payment network fees, and servicing fees. Intersegment interest expense is allocated to the Factoring and Payments segments as described above. Payment network fees are paid by the Factoring segment to the Payments segment for use of the payments network. Servicing fees are paid by the Payments segment to the Factoring segment for servicing factoring transactions with freight broker clients transferred from our Factoring segment to our Payments segment to align with the supply chain finance product offerings for this business. Beginning prospectively on January 1, 2024, the Factoring and Payments segments began paying fees to our Banking segment for the Banking segment's execution of various banking services that benefit those segments. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned to it with various shared service costs such as human resources, accounting, finance, risk management and information technology expense assigned to the Corporate and Other category if they are not directly attributable to a segment. Other segment expense consists of various loan and card related expenses and other insignificant miscellaneous costs not specifically reviewed by the Company's chief operating decision maker. Taxes are paid on a consolidated basis and are not allocated for segment purposes.

The following tables present our primary operating results for our operating segments:

(Dollars in thousands)					Total	Corporate
Three Months Ended June 30, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$64,851	$38,040	$6,230	$—	$109,121	$80	$109,201
Intersegment interest allocations	6,386	(9,282)	2,896	—	—	—	—
Total interest expense	18,825	2	—	—	18,827	1,696	20,523
Net interest income (expense)	52,412	28,756	9,126	—	90,294	(1,616)	88,678
Credit loss expense (benefit)	2,219	(2,916)	92	—	(605)	(97)	(702)
Net interest income after credit loss expense	50,193	31,672	9,034	—	90,899	(1,519)	89,380
Noninterest income	7,989	1,811	7,724	1,724	19,248	136	19,384
Noninterest expense:
Salaries and employee benefits	16,001	13,444	8,711	3,234	41,390	18,492	59,882
Depreciation	1,656	468	222	7	2,353	1,602	3,955
Other occupancy, furniture and equipment	1,896	508	163	14	2,581	1,603	4,184
FDIC insurance and other regulatory assessments	894	—	—	—	894	—	894
Professional fees	1,801	(7,272)	240	2,995	(2,236)	1,916	(320)
Amortization of intangible assets	385	193	1,418	946	2,942	458	3,400
Advertising and promotion	557	223	669	22	1,471	367	1,838
Communications and technology	5,257	2,438	2,455	278	10,428	1,887	12,315
Software amortization	—	1,125	1,413	—	2,538	327	2,865
Travel and entertainment	306	245	456	130	1,137	482	1,619
Other	3,210	2,770	1,097	84	7,161	3,047	10,208
Total noninterest expense	31,963	14,142	16,844	7,710	70,659	30,181	100,840
Net intersegment noninterest income (expense)(2)	155	413	(568)	—	—	—	—
Net income (loss) before income tax expense	$26,374	$19,754	$(654)	$(5,986)	$39,488	$(31,564)	$7,924

(Dollars in thousands)					Total	Corporate
Three Months Ended June 30, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$66,900	$34,307	$5,721	$—	$106,928	$87	$107,015
Intersegment interest allocations	7,188	(9,198)	2,010	—	—	—	—
Total interest expense	16,713	—	—	—	16,713	2,387	19,100
Net interest income (expense)	57,375	25,109	7,731	—	90,215	(2,300)	87,915
Credit loss expense (benefit)	1,961	2,176	(9)	—	4,128	27	4,155
Net interest income after credit loss expense	55,414	22,933	7,740	—	86,087	(2,327)	83,760
Noninterest income	7,599	2,016	5,867	—	15,482	1,685	17,167
Noninterest expense:
Salaries and employee benefits	16,733	12,863	9,224	—	38,820	17,185	56,005
Depreciation	1,714	546	263	—	2,523	1,469	3,992
Other occupancy, furniture and equipment	2,124	544	172	—	2,840	1,733	4,573
FDIC insurance and other regulatory assessments	641	—	—	—	641	—	641
Professional fees	1,622	1,453	658	—	3,733	825	4,558
Amortization of intangible assets	607	362	1,687	—	2,656	213	2,869
Advertising and promotion	867	229	509	—	1,605	403	2,008
Communications and technology	5,504	2,984	2,717	—	11,205	3,102	14,307
Software amortization	57	584	580	—	1,221	136	1,357
Travel and entertainment	305	255	416	—	976	537	1,513
Other	2,691	875	844	—	4,410	1,110	5,520
Total noninterest expense	32,865	20,695	17,070	—	70,630	26,713	97,343
Net intersegment noninterest income (expense)(2)	137	373	(510)	—	—	—	—
Net income (loss) before income tax expense	$30,285	$4,627	$(3,973)	$—	$30,939	$(27,355)	$3,584

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
(2) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Three Months Ended June 30, 2025
Factoring revenue received from Payments	$—	$910	$(910)
Payments revenue received from Factoring	—	(381)	381
Banking revenue received from Payments and Factoring	155	(116)	(39)
Net intersegment noninterest income (expense)	$155	$413	$(568)

Three Months Ended June 30, 2024
Factoring revenue received from Payments	$—	$750	$(750)
Payments revenue received from Factoring	—	(264)	264
Banking revenue received from Payments and Factoring	137	(113)	(24)
Net intersegment noninterest income (expense)	$137	$373	$(510)

(Dollars in thousands)					Total	Corporate
June 30, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$5,075,248	$1,240,792	$657,648	$118,292	$7,091,980	$673,102	$(1,270,334)	$6,494,748
Gross loans	$3,552,700	$1,177,423	$226,547	$—	$4,956,670	$—	$(3,500)	$4,953,170

(Dollars in thousands)					Total	Corporate
December 31, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$5,443,452	$1,186,342	$590,063	$10,099	$7,229,956	$1,119,825	$(2,400,806)	$5,948,975
Gross loans	$3,944,146	$1,034,992	$171,668	$—	$5,150,806	$—	$(603,846)	$4,546,960

Banking

(Dollars in thousands)	Three Months Ended June 30,
Banking	2025	2024	$ Change	% Change
Total interest income	$64,851	$66,900	$(2,049)	(3.1)%
Intersegment interest allocations	6,386	7,188	(802)	(11.2)%
Total interest expense	18,825	16,713	2,112	12.6%
Net interest income (expense)	52,412	57,375	(4,963)	(8.7)%
Credit loss expense (benefit)	2,219	1,961	258	13.2%
Net interest income after credit loss expense	50,193	55,414	(5,221)	(9.4)%
Noninterest income	7,989	7,599	390	5.1%
Noninterest expense:
Salaries and employee benefits	16,001	16,733	(732)	(4.4)%
Depreciation	1,656	1,714	(58)	(3.4)%
Other occupancy, furniture and equipment	1,896	2,124	(228)	(10.7)%
FDIC insurance and other regulatory assessments	894	641	253	39.5%
Professional fees	1,801	1,622	179	11.0%
Amortization of intangible assets	385	607	(222)	(36.6)%
Advertising and promotion	557	867	(310)	(35.8)%
Communications and technology	5,257	5,504	(247)	(4.5)%
Software amortization	—	57	(57)	(100.0)%
Travel and entertainment	306	305	1	0.3%
Other	3,210	2,691	519	19.3%
Total noninterest expense	31,963	32,865	(902)	(2.7)%
Net intersegment noninterest income (expense)	155	137	18	13.1%
Operating income (loss)	$26,374	$30,285	$(3,911)	(12.9)%
Our Banking segment’s operating income decreased $3.9 million, or 12.9%.
Interest income decreased $2.0 million, or 3.1%, at our Banking segment primarily as a result of decreased yields at our Banking segment in spite of increased average balances of interest earning assets. More specifically, average loans in our Banking segment, excluding intersegment loans, increased 11.4% from $3.036 billion for the three months ended June 30, 2024 to $3.382 billion for the three months ended June 30, 2025; however, this increase was more than offset by decreased yields. Intersegment interest income allocated to our Banking segment decreased period over period due to increased funding provided by our Payments segment resulting in increased intersegment interest allocation to such segment. The decrease in intersegment interest income allocated to our Banking segment was also a result of decreased intercompany borrowing rates charged to our Factoring segment driven by decreases in rates in the macroeconomy.
Interest expense increased $2.1 million, or 12.6%, primarily driven by higher average interest-bearing liabilities which increased in total period over period, including average total interest bearing deposits which increased $135.4 million, or 5.1%. The increase in interest expense was partially offset by decreased rates on our interest bearing liabilities. Further, our Banking segment experienced an increased usage of higher-priced brokered time deposits period over period.
Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $2.3 million for the three months ended June 30, 2025 compared to credit loss expense on loans of $1.9 million for the three months ended June 30, 2024. The increase in credit loss expense was the result of increased specific reserves and an increase driven by changes in the volume and mix of our Banking segment's loan portfolio period over period. Such increases were partially offset by a decrease driven by changes to the projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods and a decrease driven by a decrease in net charge-offs period over period.
Credit loss expense for off balance sheet credit exposures decreased $0.2 million, from $0.1 million of credit loss expense for the three months ended June 30, 2024 to a benefit of $0.1 million for the three months ended June 30, 2025, primarily due to changes to outstanding commitments to fund and changes to assumed loss rates period over period.

Noninterest income at our Banking segment increased period over period due to a $0.8 million increase in fee income and a $0.4 million increase in bank owned life insurance income period over period. These increases were partially offset by a $0.5 million decrease in gain on sale of equity securities. There were no other significant changes in the components of noninterest income at our Banking segment period over period.
Noninterest expense at our Banking segment decreased period over period the details of which are illustrated in the table above.
Year to date, our aggregate outstanding balances for our banking products, excluding intercompany loans, has increased $208.9 million, or 6.3%, to $3.549 billion as of June 30, 2025. The following table sets forth our banking loans:

(Dollars in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change
Banking
Commercial real estate	$754,509	$777,689	$(23,180)	(3.0)%
Construction, land development, land	221,419	203,804	17,615	8.6%
1-4 family residential	172,312	154,020	18,292	11.9%
Farmland	44,069	56,366	(12,297)	(21.8)%
Commercial - General	298,653	285,469	13,184	4.6%
Commercial - Agriculture	48,107	49,365	(1,258)	(2.5)%
Commercial - Equipment	543,062	511,855	31,207	6.1%
Commercial - Asset-based lending	192,793	205,353	(12,560)	(6.1)%
Commercial - Liquid Credit	47,061	65,053	(17,992)	(27.7)%
Consumer	17,520	8,000	9,520	119.0%
Mortgage Warehouse	1,209,695	1,023,326	186,369	18.2%
Total banking loans	$3,549,200	$3,340,300	$208,900	6.3%
Factoring

(Dollars in thousands)	Three Months Ended June 30,
Factoring	2025	2024	$ Change	% Change
Total interest income	$38,040	$34,307	$3,733	10.9%
Intersegment interest allocations	(9,282)	(9,198)	(84)	(0.9)%
Total interest expense	2	—	2	100.0%
Net interest income (expense)	28,756	25,109	3,647	14.5%
Credit loss expense (benefit)	(2,916)	2,176	(5,092)	(234.0)%
Net interest income (expense) after credit loss expense	31,672	22,933	8,739	38.1%
Noninterest income	1,811	2,016	(205)	(10.2)%
Noninterest expense:
Salaries and employee benefits	13,444	12,863	581	4.5%
Depreciation	468	546	(78)	(14.3)%
Other occupancy, furniture and equipment	508	544	(36)	(6.6)%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	(7,272)	1,453	(8,725)	(600.5)%
Amortization of intangible assets	193	362	(169)	(46.7)%
Advertising and promotion	223	229	(6)	(2.6)%
Communications and technology	2,438	2,984	(546)	(18.3)%
Software amortization	1,125	584	541	92.6%
Travel and entertainment	245	255	(10)	(3.9)%
Other	2,770	875	1,895	216.6%
Total noninterest expense	14,142	20,695	(6,553)	(31.7)%
Net intersegment noninterest income (expense)	413	373	40	10.7%
Net income (loss) before income tax expense	$19,754	$4,627	$15,127	326.9%

	Three Months Ended June 30,
	2025	2024
Factored receivable period end balance	$1,174,830,000	$1,035,159,000
Commercial loans period end balance	$2,593,000	$—
Yield on average receivable balance(1)	13.40%	14.14%
Current quarter charge-off rate(2)	(0.19)%	0.15%
Factored receivables - transportation concentration	96%	97%

Interest income, including fees	$38,040,000	$34,307,000
Non-interest income	1,811,000	2,016,000
Intersegment noninterest income	910,000	750,000
Factored receivable total revenue	40,761,000	37,073,000
Average net funds employed	1,065,073,000	873,355,000
Yield on average net funds employed(1)	15.35%	17.07%

Operating income (loss)	$19,754,000	$4,627,000
Factoring total revenue	$40,761,000	$37,073,000
Operating margin(1)	48.46%	12.48%

Accounts receivable purchased	$2,873,659,000	$2,542,327,000
Number of invoices purchased	1,697,851	1,432,366
Average invoice size	$1,693	$1,775
Average invoice size - transportation	$1,663	$1,738
Average invoice size - non-transportation	$3,638	$4,561
(1)Operating margin is a non-GAAP financial measure used as a supplemental measure to evaluate the performance of our Factoring segment. It provides meaningful supplemental information regarding the segment's operational performance and enhances investors' overall understanding of the Factoring segment's profitability and operational efficiency. For the three months ended June 30, 2025, operating income and factoring total revenue were impacted by $1.2 million of interest and fees resulting from the USPS Settlement and such settlement further impacted operating income by $7.4 million of legal expense accrual reversal and $3.8 million of recovery of factoring balances charged off in a prior period. Operating income was also impacted by a $2.0 million legal settlement that was unrelated to the USPS Settlement. Such items had a 24.71% impact on operating margin, a 0.43% impact on yield on average receivables, and a 0.46% impact on yield on average net funds employed for the three months ended June 30, 2025.
(2)The current quarter charge-off rate for the three months ended June 30, 2025 reflects a $3.8 million recovery of factoring balances charged off in a prior period. Such recovery impacted the current quarter charge-off rate for that period by (0.33%).
Our Factoring segment’s operating income increased $15.1 million, or 326.9%.
Our average invoice size decreased 4.6% from $1,775 for the three months ended June 30, 2024 to $1,693 for the three months ended June 30, 2025. This decrease is the result of a broad drop in transportation invoice prices across the industry as well as a change in mix as we add more short-haul fleets to our factoring purchases. That said, the number of invoices purchased increased 18.5% period over period.
Net interest income at our Factoring segment increased period over period. Overall average net funds employed (“NFE”) increased 22.0% during the three months ended June 30, 2025 compared to the same period in 2024. The increase in average NFE was the result of increased invoice purchase volume in the face of decreased average invoice sizes. See further discussion under the Recent Developments: Trucking Transportation section. We maintained a high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was at 96% at June 30, 2025 and 97% at June 30, 2024. Net interest income at our Factoring segment was also impacted by a relatively flat intersegment interest allocation charge period over period driven by decreased rates in the macroeconomy offset by higher average balances at our Factoring segment.

Credit loss expense at our Factoring segment is made up of credit loss expense related to factored receivables and loans at our Factoring segment as well as credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to factored receivables and loans was a benefit of $2.9 million for the three months ended June 30, 2025 compared to credit loss expense on factored receivables of $2.2 million for the three months ended June 30, 2024. The decrease in credit loss expense on factored receivables and loans was driven by decreased net charge-offs period over period including the $3.8 million recovery resulting from the USPS settlement. The decrease was also driven by a decrease in required specific reserves. These decreases were partially offset by increases to the ACL driven by changes in volume and mix of the portfolio period over period and changes in loss assumptions period over period. We experienced no credit loss expense for off balance sheet credit exposures during the three months ended June 30, 2024 and June 30, 2025 as there were no such commitments to lend at that time.
Noninterest income at our Factoring segment decreased slightly period over period with no significant variances in its components period over period.
Noninterest expense at our Factoring segment decreased period over period the details of which are illustrated in the table above. For the three months ended June 30, 2025, professional fees, a component of noninterest expense, at our Factoring segment reflect a $7.4 million recovery of previously expensed legal fees associated with the USPS Settlement. Other noninterest expense at our Factoring segment reflects a $2.0 million expense driven by settlement of litigation unrelated to the USPS Settlement for the three months ended June 30, 2025.
Payments

(Dollars in thousands)	Three Months Ended June 30,
Payments	2025	2024	$ Change	% Change
Total interest income	$6,230	$5,721	$509	8.9%
Intersegment interest allocations	2,896	2,010	886	44.1%
Total interest expense	—	—	—	—%
Net interest income (expense)	9,126	7,731	1,395	18.0%
Credit loss expense (benefit)	92	(9)	101	1122.2%
Net interest income after credit loss expense	9,034	7,740	1,294	16.7%
Noninterest income	7,724	5,867	1,857	31.7%
Noninterest expense:
Salaries and employee benefits	8,711	9,224	(513)	(5.6)%
Depreciation	222	263	(41)	(15.6)%
Other occupancy, furniture and equipment	163	172	(9)	(5.2)%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	240	658	(418)	(63.5)%
Amortization of intangible assets	1,418	1,687	(269)	(15.9)%
Advertising and promotion	669	509	160	31.4%
Communications and technology	2,455	2,717	(262)	(9.6)%
Software amortization	1,413	580	833	143.6%
Travel and entertainment	456	416	40	9.6%
Other	1,097	844	253	30.0%
Total noninterest expense	16,844	17,070	(226)	(1.3)%
Net intersegment noninterest income (expense)	(568)	(510)	(58)	(11.4)%
Net income (loss) before income tax expense	$(654)	$(3,973)	$3,319	83.5%

	Three Months Ended June 30,
	2025	2024
Supply chain financing factored receivables	$152,054,000	$95,163,000
QuickPay factored receivables	74,493,000	77,158,000
Factored receivable period end balance	$226,547,000	$172,321,000

Supply chain finance interest income	$3,412,000	$2,649,000
QuickPay interest income	2,818,000	3,072,000
Intersegment interest income	2,896,000	2,010,000
Total interest income	9,126,000	7,731,000
Broker noninterest income	6,443,000	4,392,000
Factor noninterest income	993,000	1,296,000
Other noninterest income	288,000	179,000
Intersegment noninterest income	381,000	264,000
Total noninterest income	8,105,000	6,131,000
Total revenue	$17,231,000	$13,862,000

Credit loss expense (benefit)	92,000	(9,000)
Noninterest expense	16,844,000	17,070,000
Intersegment noninterest expense	949,000	774,000
Total expense	$17,885,000	$17,835,000

Operating income (loss)	$(654,000)	$(3,973,000)
Depreciation expense	222,000	263,000
Software amortization expense	1,413,000	580,000
Intangible amortization expense	1,418,000	1,687,000
Earnings (losses) before interest, taxes, depreciation, and amortization	$2,399,000	$(1,443,000)

EBITDA margin(1)	13.9%	(10.4)%

Number of invoices processed	8,500,565	6,062,779
Amount of payments processed	$10,081,206,000	$6,687,587,000
Network invoice volume	1,004,603	701,768
Network payment volume	$1,579,662,000	$1,133,118,000
(1)Earnings (losses) before interest, taxes, depreciation, and amortization ("EBITDA") and EBITDA margin (the ratio of EBITDA to total revenue) are non-GAAP financial measures used to provide meaningful supplemental information regarding the segment's operational performance and to enhance investors' overall understanding of such financial performance.
Our Payments segment's operating loss decreased $3.3 million, or 83.5%.
The number of invoices processed by our Payments segment increased 40.2% from 6,062,779 for the three months ended June 30, 2024 to 8,500,565 for the three months ended June 30, 2025, and the amount of payments processed increased 50.7% from $6.688 billion for the three months ended June 30, 2024 to $10.081 billion for the three months ended June 30, 2025.
A "network transaction" occurs when a fully integrated payor payments client receives an invoice from a fully integrated payee payments client. All network transactions are included in our payment processing volume above. These transactions are facilitated through our payments application programming interfaces ("APIs") with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. During the three months ended June 30, 2025, we processed 1,004,603 network invoices representing a network payment volume of $1.580 billion. During the three months ended June 30, 2024, we processed 701,768 network invoices representing a network payment volume of $1.133 billion.
Net interest income increased due to increased average balance of interest earning assets at our Payments segment and increased intersegment interest allocation period over period. These increases were partially offset by decreased average rates at our Payments segment.

Noninterest income increased due to a $1.8 million increase in payment and audit fees earned from our payments and audit business during the three months ended June 30, 2025 compared to the same period a year ago. There were no other significant changes in the components of noninterest income at our Payments segment period over period.
Noninterest expense at our Payments segment decreased period over period the details of which are illustrated in the table above.
The acquisition of HubTran during the year ended December 31, 2021 allowed us to create a fully integrated payments network for transportation; servicing Brokers and Factors. Prior to the HubTran acquisition, our payments platform already offered tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Through the acquisition of HubTran, we created additional value through the enhancement of its presentment, audit, and payment capabilities for Shippers, third party logistics companies (i.e., Brokers) and their Carriers, and Factors. The acquisition of HubTran was a meaningful inflection point in the operations of our payments and audit business as our strategy shifted from a capital-intensive on-balance sheet product with a focus on interest income to an open-loop payments network for the trucking industry with an additional focus on fee revenue. It is for this reason that management believes that earnings before interest, taxes, depreciation, and amortization enhance investors' overall understanding of the financial performance of the Payments segment.
Intelligence

(Dollars in thousands)	Three Months Ended June 30,
Intelligence	2025	2024
Total interest income	$—	$—
Intersegment interest allocations	—	—
Total interest expense	—	—
Net interest income (expense)	—	—
Credit loss expense (benefit)	—	—
Net interest income (expense) after credit loss expense	—	—
Other noninterest income	1,724	—
Noninterest expense:
Salaries and employee benefits	3,234	—
Depreciation	7	—
Other occupancy, furniture and equipment	14	—
FDIC insurance and other regulatory assessments	—	—
Professional fees	2,995	—
Amortization of intangible assets	946	—
Advertising and promotion	22	—
Communications and technology	278	—
Software amortization	—	—
Travel and entertainment	130	—
Other	84	—
Total noninterest expense	7,710	—
Net income (loss) before income tax expense	$(5,986)	$—
Our Intelligence segment's operating loss for the three months ended June 30, 2025 was $6.0 million. As previously disclosed, prior to the fourth quarter of 2024, the data intelligence line of business did not exist. Therefore, there are no comparative periods to discuss regarding our Intelligence segment. As illustrated in the table above, to date, the majority of the expense related to our Intelligence segment is salaries and benefits expense and professional fees. A majority of the professional fees recognized at our Intelligence segment during the three months ended June 30, 2025 relate to our acquisition of Greenscreens.

Corporate and Other

(Dollars in thousands)	Three Months Ended June 30,
Corporate and Other	2025	2024	$ Change	% Change
Total interest income	$80	$87	$(7)	(8.0)%
Intersegment interest allocations	—	—	—	—
Total interest expense	1,696	2,387	(691)	(28.9)%
Net interest income (expense)	(1,616)	(2,300)	684	29.7%
Credit loss expense (benefit)	(97)	27	(124)	(459.3)%
Net interest income (expense) after credit loss expense	(1,519)	(2,327)	808	34.7%
Other noninterest income	136	1,685	(1,549)	(91.9)%
Noninterest expense:
Salaries and employee benefits	18,492	17,185	1,307	7.6%
Depreciation	1,602	1,469	133	9.1%
Other occupancy, furniture and equipment	1,603	1,733	(130)	(7.5)%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	1,916	825	1,091	132.2%
Amortization of intangible assets	458	213	245	115.0%
Advertising and promotion	367	403	(36)	(8.9)%
Communications and technology	1,887	3,102	(1,215)	(39.2)%
Software amortization	327	136	191	140.4%
Travel and entertainment	482	537	(55)	(10.2)%
Other	3,047	1,110	1,937	174.5%
Total noninterest expense	30,181	26,713	3,468	13.0%
Net income (loss) before income tax expense	$(31,564)	$(27,355)	$(4,209)	(15.4)%
Corporate and other is not a reportable segment, but rather includes certain revenue and expense from the Company's holding company as well as activities not allocated to specific business segments. Corporate and other reported an operating loss of $31.6 million for the three months ended June 30, 2025 compared to an operating loss of $27.4 million for the three months ended June 30, 2024.
The increased operating loss was driven by increased noninterest expense which was the result of a $1.3 million increase in salaries and benefits expense. Further, Corporate experienced a $1.1 million increase in professional fees and a $1.9 million increase in other noninterest expense driven by $1.8 million of current period lease termination payments related to the building we acquired during March 2024. Noninterest income at our Corporate segment decreased primarily due to a $1.4 million decrease in rental income from the same property. Additionally, Corporate experienced a $0.7 million decrease in interest expense period over period as a result of decreased average borrowings.
Results of Operations
Six months ended June 30, 2025 compared with six months ended June 30, 2024
Net Income
We earned net income of $4.4 million for the six months ended June 30, 2025 compared to $6.9 million for the six months ended June 30, 2024, a decrease of $2.5 million or 35.7%.

	Six Months Ended June 30, 2025
(Dollars in thousands, except per share amounts)	2025	2024	$ Change	% Change
Interest income	$211,471	$208,962	$2,509	1.2%
Interest expense	38,410	35,012	3,398	9.7%
Net interest income	173,061	173,950	(889)	(0.5)%
Credit loss expense (benefit)	628	10,051	(9,423)	(93.8)%
Net interest income after credit loss expense (benefit)	172,433	163,899	8,534	5.2%
Noninterest income	36,574	32,166	4,408	13.7%
Noninterest expense	201,013	187,714	13,299	7.1%
Net income (loss) before income taxes	7,994	8,351	(357)	(4.3)%
Income tax expense (benefit)	3,557	1,446	2,111	146.0%
Net income (loss)	$4,437	$6,905	$(2,468)	(35.7)%
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

	Six Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	$390,146	$8,624	4.46%	$412,228	$11,233	5.48%
Taxable securities	394,247	10,997	5.62%	325,165	10,828	6.70%
Tax-exempt securities	2,541	32	2.54%	3,330	46	2.78%
FHLB and other restricted stock	15,833	495	6.30%	10,624	466	8.82%
Loans (1)	4,599,176	191,323	8.39%	4,120,518	186,389	9.10%
Total interest earning assets	5,401,943	211,471	7.89%	4,871,865	208,962	8.63%
Noninterest earning assets:
Cash and cash equivalents	74,069			83,369
Other noninterest earning assets	705,537			589,829
Total assets	$6,181,549			$5,545,063
Interest bearing liabilities:
Deposits:
Interest bearing demand	$727,873	$1,769	0.49%	$740,223	$2,015	0.55%
Individual retirement accounts	42,399	265	1.26%	50,675	338	1.34%
Money market	598,763	7,811	2.63%	567,604	8,067	2.86%
Savings	518,879	2,722	1.06%	537,551	2,802	1.05%
Certificates of deposit	228,480	3,041	2.68%	260,427	3,810	2.94%
Brokered time deposits	591,808	13,038	4.44%	358,807	9,438	5.29%
Other brokered deposits	56,810	1,256	4.46%	44,528	1,202	5.43%
Total interest bearing deposits	2,765,012	29,902	2.18%	2,559,815	27,672	2.17%
Federal Home Loan Bank advances	231,519	5,136	4.47%	92,088	2,545	5.56%
Subordinated notes	69,721	1,343	3.88%	108,804	2,449	4.53%
Junior subordinated debentures	42,509	2,029	9.63%	41,875	2,346	11.27%
Other borrowings	—	—	—%	—	—	—%
Total interest bearing liabilities	3,108,761	38,410	2.49%	2,802,582	35,012	2.51%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	2,086,412			1,782,257
Other liabilities	80,123			80,199
Total equity	906,253			880,025
Total liabilities and equity	$6,181,549			$5,545,063
Net interest income		$173,061			$173,950
Interest spread (2)			5.40%			6.12%
Net interest margin (3)			6.46%			7.18%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Six Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Banking	$3,310,204	$108,360	6.60%	$2,984,129	$108,452	7.31%
Factoring	1,099,854	71,371	13.09%	959,251	67,059	14.06%
Payments	189,118	11,593	12.36%	177,138	10,878	12.35%
Total loans	$4,599,176	$191,324	8.39%	$4,120,518	$186,389	9.10%
We earned net interest income of $173.1 million for the six months ended June 30, 2025 compared to $174.0 million for the six months ended June 30, 2024, a decrease of $0.9 million, or 0.5%, primarily driven by the following factors.
Interest income increased $2.5 million, or 1.2%, due to changes in average interest earning assets which increased $530.1 million, or 10.9% including an increase in average total loans of $478.7 million, or 11.6%. The average balance of our higher yielding Factoring factored receivables increased $140.6 million, or 14.7%, and we experienced an increase in average Payments factored receivables. We experienced an increase in average Banking loans of $326.1 million, or 10.9% due to increases in the average balances of construction, land development, and land, residential real estate, consumer, and mortgage warehouse loans. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $1.003 billion for the six months ended June 30, 2025 compared to $657.8 million for the six months ended June 30, 2024.
Interest expense increased $3.4 million, or 9.7%, primarily driven by higher average interest-bearing liabilities which increased in total period over period, including average total interest bearing deposits which increased $205.2 million, or 8.0%. The increase in interest expense was partially offset by decreased rates on almost all of our interest bearing liabilities. Average noninterest bearing deposits grew $304.2 million.
Net interest margin decreased to 6.46% for the six months ended June 30, 2025 from 7.18% for the six months ended June 30, 2024, a decrease of 72 basis points, or 10.0%.
Our net interest margin was impacted by a decrease in yield on our interest earning assets of 74 basis points to 7.89% for the six months ended June 30, 2025. This decrease was primarily driven by lower yields on loans which decreased 71 basis points to 8.39% for the period. Yield on our Banking loans decreased 71 basis points period over period driving much of the decrease in the yield on our overall loan portfolio. Our yield on Factoring and Payments factored receivables also decreased period over period. That said, our higher yielding Factoring and Payments factored receivables as a percentage of the total loan portfolio increased period over period which had an upward impact on our overall loan yield. Non-loan yields were lower across the board period over period.
The decrease in our net interest margin was also impacted by a decrease in our average cost of interest bearing liabilities of 2 basis points. This decrease in average cost was caused by decreased rates across our interest bearing liabilities period over period.
Our mortgage warehouse business has nearly self-funded for several quarters due to the servicing deposits of its customers. The average balance of such deposits was $713.7 million for the six months ended June 30, 2025. These deposits are noninterest bearing deposits on our balance sheet. Despite their classification, many of these deposits are not truly free of cost as our clients are compensated for these balances in the form of an earnings interest rebate rather than deposit interest. As a result, such noninterest bearing deposits decrease our loan yield rather than increase our deposit rates. It is important to note that our net interest margin is not affected by this arrangement. During the six months ended June 30, 2025, these deposits decreased our overall yield on loans by 55 bps and our overall cost of deposits and cost of funds would have been 52 bps and 49 bps higher, respectively.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing liabilities:

	Six Months Ended
	June 30, 2025 vs. 2024
	Increase (Decrease) Due to:		Net Increase
(Dollars in thousands)	Rate	Volume
Interest earning assets:
Cash and cash equivalents	$(2,121)	$(488)	$(2,609)
Taxable securities	(1,758)	1,927	169
Tax-exempt securities	(4)	(10)	(14)
FHLB and other restricted stock	(134)	163	29
Loans	(14,978)	19,912	4,934
Total interest income	(18,995)	21,504	2,509
Interest bearing liabilities:
Interest bearing demand	(216)	(30)	(246)
Individual retirement accounts	(21)	(52)	(73)
Money market	(662)	406	(256)
Savings	18	(98)	(80)
Certificates of deposit	(344)	(425)	(769)
Brokered time deposits	(1,533)	5,133	3,600
Other brokered deposits	(218)	272	54
Total interest bearing deposits	(2,976)	5,206	2,230
Federal Home Loan Bank advances	(502)	3,093	2,591
Subordinated notes	(353)	(753)	(1,106)
Junior subordinated debentures	(347)	30	(317)
Other borrowings	—	—	—
Total interest expense	(4,178)	7,576	3,398
Change in net interest income	$(14,817)	$13,928	$(889)
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
The following table presents the major categories of credit loss expense:

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Credit loss expense on loans	$798	$8,977	$(8,179)	(91.1)%
Credit loss expense on off balance sheet credit exposures	(218)	1,102	(1,320)	(119.8)%
Credit loss expense on held to maturity securities	48	(28)	76	271.4%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense	$628	$10,051	$(9,423)	(93.8)%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At December 31, 2024 and June 30, 2025, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the six months ended June 30, 2025. The same was true for the same period in the prior year.
The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At June 30, 2025 and December 31, 2024, the Company’s held to maturity securities consisted investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At June 30, 2025 and December 31, 2024, the Company carried $3.2 million and $5.4 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $1.4 million at June 30, 2025 and $3.5 million at December 31, 2024. During the six months ended June 30, 2025, the Company charged off one of its three investments in these CLO funds in the amount of $2.2 million. The charge-off was fully reserved in a prior period and as a result, there was no impact to credit loss expense during the six months ended June 30, 2025. We recognized credit loss expense of $48 thousand during the six months ended June 30, 2025. During the six months ended June 30, 2024, we recognized a benefit to credit loss expense of $28 thousand. None of the overcollateralization triggers tied to the CLO securities were tripped as of June 30, 2025. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $38.7 million as of June 30, 2025, compared to $40.7 million as of December 31, 2024, representing an ACL to total loans ratio of 0.78% and 0.90% respectively.
Our credit loss expense on loans decreased $8.2 million, or 91.1%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
During the six months ended June 30, 2025, the Company acquired a $23.4 million nonperforming loan for $3.3 million. The loan was purchased credit deteriorated ("PCD") and therefore, a $10.8 million ACL was established on Day 1 resulting in a discount of $9.3 million. Prior to June 30, 2025, the Company determined that the $10.8 million ACL was uncollectible and charged off the entire amount. Such charge-off had no impact on credit loss expense.
The decrease in credit loss expense was primarily driven by a decrease in required specific reserves. Such specific reserves decreased $4.1 million during the six months ended June 30, 2025 compared to an increase in specific reserves of $1.4 million during the same period a year ago. The decrease in credit loss expense was also driven by net charge-off activity. Excluding the $10.8 million charge-off on the acquired PCD loan which had no impact on credit loss expense, we had a net charge-offs of $2.8 million during the six months ended June 30, 2025 compared to net charge-offs of $4.6 million during the same period a year ago. Such net charge-offs for the six months ended June 20, 2025 includes the aforementioned $3.8 million recovery resulting from the USPS Settlement. Changes to projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods to calculate expected losses resulted in $0.3 million of credit loss expense during the six months ended June 30, 2025 compared to $2.0 million of credit loss expense during the same period a year ago.
The decrease in credit loss expense was partially offset by changes in volume and mix of the loan portfolio which resulted in credit loss expense of $1.8 million during the six months ended June 30, 2025 compared to $1.0 million of credit loss expense during the same period a year ago.
Credit loss expense for off balance sheet credit exposures decreased $1.3 million, primarily due to changes to outstanding commitments to fund and assumed loss rates period over period.

Noninterest Income
The following table presents our major categories of noninterest income:

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Service charges on deposits	$3,338	$3,537	$(199)	(5.6%)
Card income	3,719	3,953	(234)	(5.9%)
Net gains (losses) on sale of loans	324	(69)	393	569.6%
Fee income	21,869	17,200	4,669	27.1%
Insurance commissions	2,532	3,073	(541)	(17.6%)
Other	4,792	4,472	320	7.2%
Total noninterest income	$36,574	$32,166	$4,408	13.7%
Noninterest income increased $4.4 million, or 13.7%. Changes in selected components of noninterest income in the above table are discussed below.
•Fee income. Fee income increased $4.7 million, or 27.1% due to a $2.9 million increase in fee income from our Payments segment, a $1.9 million increase in fee income from our Intelligence segment mostly driven by the acquisition of Greenscreens during the three months ended June 30, 2025, and a $0.8 million increase in fee income from insurance services period over period.
•Insurance commissions. Insurance commissions decreased $0.5 million, or 17.6%, due to lower volumes of processed policies.
•Other. Other noninterest income increased $0.3 million, or 7.2% primarily due to a $0.8 million increase in BOLI income and a $0.6 million increase in gain on sale of business assets period over period. These increases were partially offset by a $0.5 million gain on sale of equity securities during the six months ended June 30, 2024 that did not repeat during the current period and a $0.3 million gain on a revenue share asset for the six months ended June 30, 2025 compared to a $0.9 million gain for the same period a year ago. We also experienced a $0.5 million decrease in rental income generated by the property purchased by the Company during late March of 2024 period over period.
Noninterest Expense
The following table presents our major categories of noninterest expense:

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Salaries and employee benefits	$118,600	$110,190	$8,410	7.6%
Occupancy, furniture and equipment	16,581	16,201	380	2.3%
FDIC insurance and other regulatory assessments	1,621	1,294	327	25.3%
Professional fees	5,744	8,099	(2,355)	(29.1%)
Amortization of intangible assets	5,800	5,593	207	3.7%
Advertising and promotion	3,302	3,222	80	2.5%
Communications and technology	24,559	26,201	(1,642)	(6.3%)
Software amortization	4,857	2,531	2,326	91.9%
Travel and entertainment	3,111	3,022	89	2.9%
Other	16,838	11,361	5,477	48.2%
Total noninterest expense	$201,013	$187,714	$13,299	7.1%

Noninterest expense increased $13.3 million, or 7.1%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $8.4 million, or 7.6%. Employee salaries and payroll tax expense increased $6.2 million and $0.2 million, respectively. The size of our workforce increased period over period due to organic growth within the Company. Our average full-time equivalent employees were 1,561.8 and 1,544.7 for the six months ended June 30, 2025 and 2024, respectively. Bonus expense increased $0.9 million, commissions expense increased $0.8 million, and temporary labor expense increased $0.1 million period over period. Employee benefits expense such as 401(k) matching, employee insurance, and stock based compensation paid to employees increased $0.2 million.
•Professional Fees. Professional fees decreased $2.4 million, or 29.1%, primarily due to the recovery of $6.5 million of previously expensed legal fees through the USPS Settlement during the six months ended June 30, 2025. This decrease was partially offset by $4.0 million of professional fees incurred during the six months ended June 30, 2025 as a result of the Greenscreens acquisition.
•Communications and Technology. Communications and technology expenses decreased $1.6 million, or 6.3%, primarily due to decreased IT professional services fees.
•Software amortization. Software amortization increased $2.3 million, or 91.9%, primarily due to additional software assets coming on line during late 2024 and early 2025.
•Other. Other noninterest expense includes loan-related expenses, training and recruiting, postage, insurance, and subscription services. Other noninterest expense increased $5.4 million, or 48.2% primarily due to a $2.0 million settlement of litigation (unrelated to the USPS Settlement) during the six months ended June 30, 2025, $2.4 million of current period lease termination payments related to the building we acquired during March 2024, and an increase of $0.7 million in loan-related expenses period over period. There were no other significant variances in other noninterest expense period over period.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense increased $2.1 million, or 146.0%, from $1.4 million for the six months ended June 30, 2024 to $3.6 million for the six months ended June 30, 2025. The effective tax rate was 44% for the six months ended June 30, 2025 and 17% for the six months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2025 was impacted by limited restricted stock stock-based compensation deductibility, higher state tax rates, and higher disallowed expenses including some transaction costs paid in connection with the Greenscreens acquisition. The effective tax rate for the six months ended June 30, 2024 was impacted by an adjustment to our disallowance related to highly compensated individuals.
Operating Segment Results
Our reportable segments are Banking, Factoring, Payments, and Intelligence, which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the community banking products and services offered through TBK Bank. Our Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Factoring segment derives its revenue from factoring services. The Payments segment includes the operations of TBK Bank's presentment, audit, and payment solutions to Shipper, Broker, and Factor clients in the trucking industry. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of both invoices where we offer a Carrier a quickpay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and from offering Brokers the ability to settle their invoices with us on an extended term following our payment to their Carriers as an additional liquidity option for such Brokers. Our data intelligence segment was launched at the beginning of the fourth quarter of 2024 to turn the over-the-road trucking data collected through our services into actionable insights for our customers. This launch coincided with our acquisition of the assets Isometric Technologies Inc., a company that provides service and performance scoring and benchmarking capabilities to the over-the-road trucking industry. The operations of this segment were further supplemented with our acquisition of Greenscreens AI, Inc., a pricing solution for the logistics industry that delivers short-term freight market pricing intelligence and business insights, during the quarter ended June 30, 2025. The revenue for Intelligence offerings is derived through access and subscription fees, as well as seat licenses where applicable. Prior to the fourth quarter of 2024, there were no individuals allocated specifically to our data intelligence segment and an explicit data intelligence segment did not exist. Therefore, revision of prior period segment operating results is not applicable.
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
Transactions between segments consist primarily of borrowed funds, payment network fees, and servicing fees. Intersegment interest expense is allocated to the Factoring and Payments segments as described above. Payment network fees are paid by the Factoring segment to the Payments segment for use of the payments network. Servicing fees are paid by the Payments segment to the Factoring segment for servicing factoring transactions with freight broker clients transferred from our Factoring segment to our Payments segment to align with the supply chain finance product offerings for this business. Beginning prospectively on January 1, 2024, the Factoring and Payments segments began paying fees to our Banking segment for the Banking segment's execution of various banking services that benefit those segments. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned to it with various shared service costs such as human resources, accounting, finance, risk management and information technology expense assigned to the Corporate and Other category if they are not directly attributable to a segment. Other segment expense consists of various loan and card related expenses and other insignificant miscellaneous costs not specifically reviewed by the Company's chief operating decision maker. Taxes are paid on a consolidated basis and are not allocated for segment purposes.

The following tables present our primary operating results for our operating segments:

(Dollars in thousands)					Total	Corporate
Six Months Ended June 30, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$128,344	$71,371	$11,593	$—	$211,308	$163	$211,471
Intersegment interest allocations	11,121	(16,935)	5,814	—	—	—	—
Total interest expense	35,036	2	—	—	35,038	3,372	38,410
Net interest income (expense)	104,429	54,434	17,407	—	176,270	(3,209)	173,061
Credit loss expense (benefit)	2,726	(2,356)	210	—	580	48	628
Net interest income after credit loss expense	101,703	56,790	17,197	—	175,690	(3,257)	172,433
Noninterest income	14,992	3,530	14,255	2,119	34,896	1,678	36,574
Noninterest expense:
Salaries and employee benefits	32,318	26,666	18,324	4,718	82,026	36,574	118,600
Depreciation	3,286	971	452	14	4,723	3,176	7,899
Other occupancy, furniture and equipment	3,998	1,045	331	21	5,395	3,287	8,682
FDIC insurance and other regulatory assessments	1,621	—	—	—	1,621	—	1,621
Professional fees	2,866	(5,420)	446	3,946	1,838	3,906	5,744
Amortization of intangible assets	770	386	2,969	1,062	5,187	613	5,800
Advertising and promotion	1,068	477	1,050	52	2,647	655	3,302
Communications and technology	10,272	4,712	4,924	505	20,413	4,146	24,559
Software amortization	56	1,719	2,609	2	4,386	471	4,857
Travel and entertainment	544	428	833	248	2,053	1,058	3,111
Other	6,235	3,511	2,019	150	11,915	4,923	16,838
Total noninterest expense	63,034	34,495	33,957	10,718	142,204	58,809	201,013
Net intersegment noninterest income (expense)(2)	292	848	(1,140)	—	—	—	—
Net income (loss) before income tax expense	$53,953	$26,673	$(3,645)	$(8,599)	$68,382	$(60,388)	$7,994

(Dollars in thousands)					Total	Corporate
Six Months Ended June 30, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$130,894	$67,059	$10,878	$—	$208,831	$131	$208,962
Intersegment interest allocations	13,932	(18,103)	4,171	—	—	—	—
Total interest expense	30,217	—	—	—	30,217	4,795	35,012
Net interest income (expense)	114,609	48,956	15,049	—	178,614	(4,664)	173,950
Credit loss expense (benefit)	6,488	3,531	60	—	10,079	(28)	10,051
Net interest income after credit loss expense	108,121	45,425	14,989	—	168,535	(4,636)	163,899
Noninterest income	14,075	4,919	11,410	—	30,404	1,762	32,166
Noninterest expense:
Salaries and employee benefits	33,542	25,124	18,355	—	77,021	33,169	110,190
Depreciation	3,513	1,052	507	—	5,072	2,532	7,604
Other occupancy, furniture and equipment	4,481	1,069	316	—	5,866	2,731	8,597
FDIC insurance and other regulatory assessments	1,294	—	—	—	1,294	—	1,294
Professional fees	2,296	2,056	1,451	—	5,803	2,296	8,099
Amortization of intangible assets	1,225	766	3,389	—	5,380	213	5,593
Advertising and promotion	1,204	475	869	—	2,548	674	3,222
Communications and technology	10,487	5,282	4,800	—	20,569	5,632	26,201
Software amortization	72	1,165	1,107	—	2,344	187	2,531
Travel and entertainment	590	505	933	—	2,028	994	3,022
Other	5,290	1,894	1,828	—	9,012	2,349	11,361
Total noninterest expense	63,994	39,388	33,555	—	136,937	50,777	187,714
Net intersegment noninterest income (expense)(2)	258	762	(1,020)	—	—	—	—
Net income (loss) before income tax expense	$58,460	$11,718	$(8,176)	$—	$62,002	$(53,651)	$8,351
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
(2) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Six Months Ended June 30, 2025
Factoring revenue received from Payments	$—	$1,821	$(1,821)
Payments revenue received from Factoring	—	(753)	753
Banking revenue received from Payments and Factoring	$292	$(220)	$(72)
Net intersegment noninterest income (expense)	$292	$848	$(1,140)

Six Months Ended June 30, 2024
Factoring revenue received from Payments	$—	$1,500	$(1,500)
Payments revenue received from Factoring	—	(529)	529
Banking revenue received from Payments and Factoring	$258	$(209)	$(49)
Net intersegment noninterest income (expense)	$258	$762	$(1,020)

(Dollars in thousands)					Total	Corporate
June 30, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$5,075,248	$1,240,792	$657,648	$118,292	$7,091,980	$673,102	$(1,270,334)	$6,494,748
Gross loans	$3,552,700	$1,177,423	$226,547	$—	$4,956,670	$—	$(3,500)	$4,953,170

(Dollars in thousands)					Total	Corporate
December 31, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$5,443,452	$1,186,342	$590,063	$10,099	$7,229,956	$1,119,825	$(2,400,806)	$5,948,975
Gross loans	$3,944,146	$1,034,992	$171,668	$—	$5,150,806	$—	$(603,846)	$4,546,960
Banking

(Dollars in thousands)	Six Months Ended June 30,
Banking	2025	2024	$ Change	% Change
Total interest income	$128,344	$130,894	$(2,550)	(1.9%)
Intersegment interest allocations	11,121	13,932	(2,811)	(20.2%)
Total interest expense	35,036	30,217	4,819	15.9%
Net interest income	104,429	114,609	(10,180)	(8.9%)
Credit loss expense (benefit)	2,726	6,488	(3,762)	(58.0%)
Net interest income after credit loss expense	101,703	108,121	(6,418)	(5.9%)
Noninterest income	14,992	14,075	917	6.5%
Noninterest expense:
Salaries and employee benefits	32,318	33,542	(1,224)	(3.6%)
Depreciation	3,286	3,513	(227)	(6.5%)
Other occupancy, furniture and equipment	3,998	4,481	(483)	(10.8%)
FDIC insurance and other regulatory assessments	1,621	1,294	327	25.3%
Professional fees	2,866	2,296	570	24.8%
Amortization of intangible assets	770	1,225	(455)	(37.1%)
Advertising and promotion	1,068	1,204	(136)	(11.3%)
Communications and technology	10,272	10,487	(215)	(2.1%)
Software amortization	56	72	(16)	(22.2%)
Travel and entertainment	544	590	(46)	(7.8%)
Other	6,235	5,290	945	17.9%
Total noninterest expense	63,034	63,994	(960)	(1.5%)
Net intersegment noninterest income (expense)	292	258	34	13.2%
Net income (loss) before income tax expense	$53,953	$58,460	$(4,507)	(7.7%)
Our Banking segment’s operating income decreased $4.5 million, or 7.7%.
Total interest income decreased $2.6 million, or 1.9%, at our Banking segment primarily as a result of decreased yields at our Banking segment in spite of increased average balances of interest earning assets. More specifically, average loans in our Banking segment, excluding intersegment loans, increased 10.9% from $2.984 billion for the six months ended June 30, 2024 to $3.310 billion for the six months ended June 30, 2025; however, this increase was more than offset by decreased yields. Intersegment interest income allocated to our Banking segment decreased period over period due to increased funding provided by our Payments segment resulting in increased intersegment interest allocation to such segment. The decrease in intersegment interest income allocated to our Banking segment was also a result of decreased intercompany borrowing rates charged to our Factoring segment driven by decreases in rates in the macroeconomy.
Interest expense increased $4.8 million, or 15.9% primarily due to higher higer average balances in our Banking interest bearing liabilities. Average total interest bearing deposits increased $205.2 million, or 8.0%. The increase in interest expense was partially offset by decreased rates on our interest bearing liabilities. Further, our Banking segment experienced an increased usage of higher-priced brokered time deposits period over period.
Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $2.9 million for the six months ended June 30, 2025 compared to $6.3 million for the six months ended June 30, 2024. The decrease in credit loss expense was the result of decreased required specific reserves, changes to the projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast period, and a decrease driven by changes in the volume and mix of our loan portfolio at our Banking segment period over period. These decreases were partially offset by increased net charge-offs period over period.

Credit loss expense for off balance sheet credit exposures decreased $0.4 million from credit loss expense of $0.2 million for the six months ended June 30, 2024 to a $0.2 million benefit to credit loss expense for the six months ended June 30, 2025, primarily due to changes to outstanding commitments to fund and assumed loss rates period over period.
Noninterest income at our Banking segment increased period over period due to a $0.7 million increase in fee income at our Banking segment and a $0.8 million increase in BOLI income at our Banking segment. These increases were partially offset by a $0.5 million decrease in gain on sale of equity securities and a $0.5 million decrease of insurance commissions at our Banking segment.
Noninterest expense at our Banking segment decreased period over period the details of which are illustrated in the table above.
During the six months ended June 30, 2025, the aggregate outstanding balances of our banking products increased $208.9 million, or 6.3%, to $3.549 billion as of June 30, 2025. See the Financial Condition section below for further discussion of changes in loan balances:

(Dollars in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change
Banking
Commercial real estate	$754,509	$777,689	$(23,180)	(3.0%)
Construction, land development, land	221,419	203,804	17,615	8.6%
1-4 family residential	172,312	154,020	18,292	11.9%
Farmland	44,069	56,366	(12,297)	(21.8%)
Commercial - General	298,653	285,469	13,184	4.6%
Commercial - Agriculture	48,107	49,365	(1,258)	(2.5%)
Commercial - Equipment	543,062	511,855	31,207	6.1%
Commercial - Asset-based lending	192,793	205,353	(12,560)	(6.1%)
Commercial - Liquid Credit	47,061	65,053	(17,992)	(27.7%)
Consumer	17,520	8,000	9,520	119.0%
Mortgage Warehouse	1,209,695	1,023,326	186,369	18.2%
Total banking loans	$3,549,200	$3,340,300	$208,900	6.3%

Factoring

(Dollars in thousands)	Six Months Ended June 30,
Factoring	2025	2024	$ Change	% Change
Total interest income	$71,371	$67,059	$4,312	6.4%
Intersegment interest allocations	(16,935)	(18,103)	1,168	6.5%
Total interest expense	2	—	2	100.0%
Net interest income	54,434	48,956	5,478	11.2%
Credit loss expense (benefit)	(2,356)	3,531	(5,887)	(166.7%)
Net interest income after credit loss expense	56,790	45,425	11,365	25.0%
Noninterest income	3,530	4,919	(1,389)	(28.2%)
Noninterest expense:
Salaries and employee benefits	26,666	25,124	1,542	6.1%
Depreciation	971	1,052	(81)	(7.7%)
Other occupancy, furniture and equipment	1,045	1,069	(24)	(2.2%)
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	(5,420)	2,056	(7,476)	(363.6%)
Amortization of intangible assets	386	766	(380)	(49.6%)
Advertising and promotion	477	475	2	0.4%
Communications and technology	4,712	5,282	(570)	(10.8%)
Software amortization	1,719	1,165	554	47.6%
Travel and entertainment	428	505	(77)	(15.2%)
Other	3,511	1,894	1,617	85.4%
Total noninterest expense	34,495	39,388	(4,893)	(12.4%)
Net intersegment noninterest income (expense)	848	762	86	11.3%
Net income (loss) before income tax expense	$26,673	$11,718	$14,955	127.6%

	Six Months Ended June 30,
	2025	2024
Factored receivable period end balance	$1,174,830,000	$1,035,159,000
Commercial loans period end balance	$2,593,000	$—
Yield on average receivable balance	13.09%	14.06%
Year to date charge-off rate	(0.09)%	0.27%
Factored receivables - transportation concentration	96%	97%

Interest income, including fees	$71,371,000	$67,059,000
Noninterest income	3,530,000	4,919,000
Intersegment noninterest income	1,821,000	1,500,000
Factored receivable total revenue	76,722,000	73,478,000
Average net funds employed	1,007,223,000	856,245,000
Yield on average net funds employed	15.36%	17.26%

Operating income (loss)	$26,673,000	$11,718,000
Factoring total revenue	$76,722,000	$73,478,000
Operating margin(1)	34.77%	15.95%

Accounts receivable purchased	$5,581,464,000	$5,012,124,000
Number of invoices purchased	3,195,495	2,799,991
Average invoice size	$1,747	$1,790
Average invoice size - transportation	$1,713	$1,754
Average invoice size - non-transportation	$3,830	$4,321
(1)Operating margin is a non-GAAP financial measure used as a supplemental measure to evaluate the performance of our Factoring segment. It provides meaningful supplemental information regarding the segment's operational performance and enhances investors' overall understanding of the Factoring segment's profitability and operational efficiency. For the six months ended June 30, 2025, operating income and factoring total revenue were impacted by $1.2 million of interest and fees resulting from the USPS Settlement and such settlement further impacted operating income by $6.5 million of legal expense accrual reversal and $3.8 million of recovery of factoring balances charged off in a prior period. Operating income was also impacted by a $2.0 million legal settlement that was unrelated to the USPS Settlement. Such items had a 12.00% impact on operating margin, a 0.23% impact on yield on average receivables, and a 0.24% impact on yield on average net funds employed for the six months ended June 30, 2025.
(2)The current quarter charge-off rate for the six months ended June 30, 2025 reflects a $3.8 million recovery of factoring balances charged off in a prior period. Such recovery impacted the current quarter charge-off rate for that period by (0.34%).
Our Factoring segment’s operating income increased $15.0 million, or 127.6%.
Our average invoice size decreased 2.4% from $1,790 for the six months ended June 30, 2024 to $1,747 for the six months ended June 30, 2025 This decrease is the result of a broad drop in transportation invoice prices across the industry as well as a change in mix as we add more short-haul fleets to our factoring purchases. The number of invoices purchased increased 14.1% period over period.
Net interest income at our Factoring segment increased period over period. Overall average net funds employed (“NFE”) increased 17.6% during the six months ended June 30, 2025 compared to the same period in 2024. The increase in average NFE was the result of increased invoice purchase volume in the face of decreased average invoice sizes. See further discussion under the Recent Developments: Trucking Transportation section. We maintained high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration, calculated based on receivables held for investment and held for sale, was at 97% at June 30, 2024 and 96% at June 30, 2025. Net interest income at our Factoring segment was also impacted by a decrease in its intersegment interest allocation charge period over period driven by lower intercompany rates consistent with lower rates in the broader macro economy.

Credit loss expense at our Factoring segment is made up of credit loss expense related to factored receivables and loans at our Factoring segment as well as credit loss expense related to off balance sheet commitments to lend to the extent there are any such commitments. Credit loss expense related to factored receivables and loans was a benefit of $2.4 million for the six months ended June 30, 2025 compared to credit loss expense of $2.7 million for the six months ended June 30, 2024. The decrease in credit loss expense on factored receivables and loans was driven by decreased net charge-offs period over period including the $3.8 million recovery resulting from the USPS settlement. The decrease was also driven by a decrease in required specific reserves. These decreases were partially offset by increases to the ACL driven by changes in volume and mix of the portfolio period over period and changes in loss assumptions period over period. Credit loss expense for off balance sheet credit exposures was $0.9 million for the six months ended June 30, 2024 and $0 for the six months ended June 30, 2025 as there were no commitments to lend at the end of the current period.
The decrease in noninterest income at our Factoring segment was due to a $0.8 million decrease in early termination fees and a $0.6 million decrease in gains on our revenue share asset period over period. There were no other significant variances in noninterest income at our Factoring segment.
Noninterest expense at our Factoring segment decreased period over period the details of which are illustrated in the table above. For the six months ended June 30, 2025, professional fees, a component of noninterest expense, at our Factoring segment reflect a $6.5 million recovery of previously expensed legal fees associated with the USPS Settlement. Other noninterest expense at our Factoring segment reflects a $2.0 million expense driven by settlement of litigation unrelated to the USPS Settlement for the six months ended June 30, 2025.
Payments

(Dollars in thousands)	Six Months Ended June 30,
Payments	2025	2024	$ Change	% Change
Total interest income	$11,593	$10,878	$715	6.6%
Intersegment interest allocations	5,814	4,171	1,643	39.4%
Total interest expense	—	—	—	—%
Net interest income	17,407	15,049	2,358	15.7%
Credit loss expense (benefit)	210	60	150	250.0%
Net interest income after credit loss expense	17,197	14,989	2,208	14.7%
Noninterest income	14,255	11,410	2,845	24.9%
Noninterest expense:
Salaries and employee benefits	18,324	18,355	(31)	(0.2)%
Depreciation	452	507	(55)	(10.8)%
Other occupancy, furniture and equipment	331	316	15	4.7%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	446	1,451	(1,005)	(69.3)%
Amortization of intangible assets	2,969	3,389	(420)	(12.4)%
Advertising and promotion	1,050	869	181	20.8%
Communications and technology	4,924	4,800	124	2.6%
Software amortization	2,609	1,107	1,502	135.7%
Travel and entertainment	833	933	(100)	(10.7)%
Other	2,019	1,828	191	10.4%
Total noninterest expense	33,957	33,555	402	1.2%
Net intersegment noninterest income (expense)	(1,140)	(1,020)	(120)	(11.8)%
Net income (loss) before income tax expense	$(3,645)	$(8,176)	$4,531	55.4%

	Six Months Ended
	2025	2024
Supply chain financing factored receivables	$152,054,000	$95,163,000
QuickPay factored receivables	74,493,000	77,158,000
Factored receivable period end balance	$226,547,000	$172,321,000

Supply chain finance interest income	$6,107,000	$5,202,000
QuickPay interest income	5,486,000	5,676,000
Intersegment interest income	5,814,000	4,171,000
Total interest income	17,407,000	15,049,000
Broker fee income	11,621,000	8,507,000
Factor fee income	2,226,000	2,591,000
Other noninterest income	408,000	312,000
Intersegment noninterest income	753,000	529,000
Total noninterest income	15,008,000	11,939,000
Total revenue	$32,415,000	$26,988,000

Credit loss expense (benefit)	210,000	60,000
Noninterest expense	33,957,000	33,555,000
Intersegment noninterest expense	1,893,000	1,549,000
Total expense	36,060,000	35,164,000

Operating income (loss)	$(3,645,000)	$(8,176,000)
Depreciation expense	452,000	507,000
Software amortization expense	2,609,000	1,107,000
Intangible amortization expense	2,969,000	3,389,000
Earnings (losses) before interest, taxes, depreciation, and amortization	$2,385,000	$(3,173,000)

EBITDA margin(1)	7.4%	(11.8)%

Number of invoices processed	15,682,609	11,779,795
Amount of payments processed	$18,859,031,000	$13,067,267,000
Network invoice volume	1,724,134	1,322,977
Network payment volume	$2,747,126,000	$2,168,217,000
(1)Earnings (losses) before interest, taxes, depreciation, and amortization ("EBITDA") and EBITDA margin (the ratio of EBITDA to total revenue) are non-GAAP financial measures used to provide meaningful supplemental information regarding the segment's operational performance and to enhance investors' overall understanding of such financial performance.
Our Payments segment's operating loss decreased $4.5 million, or 55.4%.
The number of invoices processed by our Payments segment increased 33.1% from 11,779,795 for the six months ended June 30, 2024 to 15,682,609 for the six months ended June 30, 2025, and the amount of payments processed increased 44.3% from $13.067 billion for the six months ended June 30, 2024 to $18.859 billion for the six months ended June 30, 2025.
We began processing network transactions during the first quarter of 2022. When a fully integrated payments customer payor receives an invoice from a fully integrated payments customer payee, we call that a “network transaction.” All network transactions are included in our payment processing volume above. These transactions are facilitated through payments platform APIs with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. During the six months ended June 30, 2025, we processed 1,724,134 network invoices representing a network payment volume of $2.747 billion. During the six months ended June 30, 2024, we processed 1,322,977 network invoices representing a network payment volume of $2,168.2 million.
Net interest income increased due to increased average balance of interest earning assets at our Payments segment and increased intersegment interest allocation period over period. Changes in average rates at our Payments segment were little changed period over period.

Noninterest income increased due to a $2.9 million increase in payment processing and audit fees earned during the six months ended June 30, 2025 compared to the same period a year ago. There were no other significant changes in the components of noninterest income at our Payments segment period over period.
Noninterest expense at our Payments segment was relatively flat period over period the details of which are illustrated in the table above.
The acquisition of HubTran during 2021 allowed us to create a fully integrated payments network for trucking; servicing brokers and factors. Our payments platform already offered tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Through the acquisition of HubTran, we created additional value through the enhancement of its presentment, audit, and payment capabilities for third party logistics companies (i.e., freight brokers) and their carriers, and factors. The acquisition of HubTran was a meaningful inflection point in the operations of our payments and audit business as our strategy shifted from a capital-intensive on-balance sheet product with a focus on interest income to an open-loop payments network for the trucking industry with a focus on fee revenue. It is for this reason that management believes that earnings before interest, taxes, depreciation, and amortization and the adjustment to that metric enhance investors' overall understanding of the financial performance of the Payments segment.
Intelligence

(Dollars in thousands)	Six Months Ended June 30,
Intelligence	2025	2024
Total interest income	$—	$—
Intersegment interest allocations	—	—
Total interest expense	—	—
Net interest income (expense)	—	—
Credit loss expense (benefit)	—	—
Net interest income (expense) after credit loss expense	—	—
Noninterest income	2,119	—
Noninterest expense:
Salaries and employee benefits	4,718	—
Depreciation	14	—
Other occupancy, furniture and equipment	21	—
FDIC insurance and other regulatory assessments	—	—
Professional fees	3,946	—
Amortization of intangible assets	1,062	—
Advertising and promotion	52	—
Communications and technology	505	—
Software amortization	2	—
Travel and entertainment	248	—
Other	150	—
Total noninterest expense	10,718	—
Net income (loss) before income tax expense	$(8,599)	$—
Our Intelligence segment's operating loss for the six months ended June 30, 2025 was $8.6 million. As previously disclosed, prior to the fourth quarter of 2024, the data intelligence line of business did not exist. Therefore, there are no comparative periods to discuss regarding our Intelligence segment. As previously disclosed, prior to the fourth quarter of 2024, the data intelligence line of business did not exist. Therefore, there are no comparative periods to discuss regarding our Intelligence segment. As illustrated in the table above, to date, the majority of the expense related to our Intelligence segment is salaries and benefits expense and professional fees. A majority of the professional fees recognized at our Intelligence segment during the six months ended June 30, 2025 relate to our acquisition of Greenscreens.

Corporate and Other

(Dollars in thousands)	Six Months Ended June 30,			% Change
Corporate and Other	2025	2024	$ Change
Total interest income	$163	$131	$32	24.4%
Intersegment interest allocations	—	—	—	—
Total interest expense	3,372	4,795	(1,423)	(29.7%)
Net interest income (expense)	(3,209)	(4,664)	1,455	31.2%
Credit loss expense (benefit)	48	(28)	76	271.4%
Net interest income (expense) after credit loss expense	(3,257)	(4,636)	1,379	29.7%
Noninterest income	1,678	1,762	(84)	(4.8%)
Noninterest expense:
Salaries and employee benefits	36,574	33,169	3,405	10.3%
Depreciation	3,176	2,532	644	25.4%
Other occupancy, furniture and equipment	3,287	2,731	556	20.4%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	3,906	2,296	1,610	70.1%
Amortization of intangible assets	613	213	400	187.8%
Advertising and promotion	655	674	(19)	(2.8%)
Communications and technology	4,146	5,632	(1,486)	(26.4%)
Software amortization	471	187	284	151.9%
Travel and entertainment	1,058	994	64	6.4%
Other	4,923	2,349	2,574	109.6%
Total noninterest expense	58,809	50,777	8,032	15.8%
Net income (loss) before income tax expense	$(60,388)	$(53,651)	$(6,737)	(12.6%)
Corporate and other is not a reportable segment, but rather includes certain revenue and expense from the Company's holding company as well as activities not allocated to specific business segments. Corporate and other reported an operating loss of $60.4 million for the six months ended June 30, 2025 compared to an operating loss of $53.7 million for the six months ended June 30, 2024.
The increased operating loss was driven by increased noninterest expense which was the result of a $3.4 million increase in salaries and benefits expense. Further, Corporate experienced a $1.6 million increase in professional fees and a $2.6 million increase in other noninterest expense driven by $2.4 million of current period lease termination payments related to the building we acquired during March 2024. Noninterest income at our Corporate segment decreased primarily due to a $0.5 million decrease in rental income from the same property. Additionally, Corporate experienced a $1.4 million decrease in interest expense period over period as a result of decreased average borrowings.
Financial Condition
Assets
Total assets were $6.495 billion at June 30, 2025, compared to $5.949 billion at December 31, 2024, an increase of $545.8 million, the components of which are discussed below.
Loan Portfolio
Loans held for investment were $4.953 billion at June 30, 2025, compared with $4.547 billion at December 31, 2024.

The following table shows our total loan portfolio by portfolio segments:

	June 30, 2025		December 31, 2024		$ Change	% Change
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$754,509	15%	$777,689	17%	$(23,180)	(3.0%)
Construction, land development, land	221,419	4%	203,804	4%	17,615	8.6%
1-4 family residential	172,312	3%	154,020	3%	18,292	11.9%
Farmland	44,069	1%	56,366	1%	(12,297)	(21.8%)
Commercial	1,132,269	23%	1,119,245	25%	13,024	1.2%
Factored receivables	1,401,377	30%	1,204,510	27%	196,867	16.3%
Consumer	17,520	—%	8,000	—%	9,520	119.0%
Mortgage warehouse	1,209,695	24%	1,023,326	23%	186,369	18.2%
Total Loans	$4,953,170	100%	$4,546,960	100%	$406,210	8.9%
Commercial Real Estate Loans. Our commercial real estate loans decreased $23.2 million, or 3.0%, due to paydowns that outpaced new origination activity. A significant portion of our loan portfolio at June 30, 2025 consisted of commercial real estate loans secured by properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower's ongoing business operations or on income generated from the properties. The table below sets forth the Company's commercial real estate loan portfolio, by portfolio industry sector and collateral location as of June 30, 2025.

(Dollars in thousands)	Illinois	New York	Texas	Colorado	New Jersey	Iowa	Other	Total
Non-owner occupied
Office	$3,657	$25,329	$18,116	$4,003	$83,075	$355	$14,209	$148,744
Multifamily	12,024	—	1,354	9,885	—	143	111,250	134,656
Retail	5,950	57,266	—	6,758	—	2,171	30,873	103,018
Industrial	8,414	37,306	1,765	1,060	—	103	11,433	60,081
Hospitality	914	—	—	10,608	—	—	27,192	38,714
Other	24,257	—	25,394	9,242	—	762	22,594	82,249
	55,216	119,901	46,629	41,556	83,075	3,534	217,551	567,462
Owner occupied
Industrial	19,605	—	2,600	6,242	—	20,848	13,404	62,699
Hospitality	3,006	—	—	3,787	—	8,664	17	15,474
Restaurant	18,107	—	—	4,441	—	1,298	2,641	26,487
Retail	1,609	—	—	8,355	—	539	1,492	11,995
Office	1,937	113	—	6,295	—	635	1,346	10,326
Other	3,938	—	—	17,951	—	32,549	5,628	60,066
	48,202	113	2,600	47,071	—	64,533	24,528	187,047
Total commercial real estate	$103,418	$120,014	$49,229	$88,627	$83,075	$68,067	$242,079	$754,509
Construction and Development Loans. Our construction and development loans increased $17.6 million, or 8.6%, due to origination and draw activity that outpaced paydowns and conversions to term loans.
Residential Real Estate Loans. Our one-to-four family residential loans increased $18.3 million, or 11.9%, due to new origination activity that outpaced paydowns.
Farmland Loans. Our farmland loans decreased $12.3 million, or 21.8%, due to paydowns that outpaced modest origination activity.
Commercial Loans. Our commercial loans held for investment increased $13.0 million, or 1.2%, due to increased equipment lending balances and other commercial lending balances. This increase was partially offset by decreases in asset-based lending, liquid credit lending, and agriculture lending. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, increased $13.6 million, or 4.7%.

The following table shows our commercial loans:

(Dollars in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change
Commercial
Equipment	$543,062	$511,855	$31,207	6.1%
Asset-based lending	192,793	205,353	(12,560)	(6.1%)
Liquid credit	47,061	65,053	(17,992)	(27.7%)
Agriculture	48,107	49,365	(1,258)	(2.5%)
Other commercial lending	301,246	287,619	13,627	4.7%
Total commercial loans	$1,132,269	$1,119,245	$13,024	1.2%
Factored Receivables. Our factored receivables increased $196.9 million, or 16.3%. See discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.
Consumer Loans. Our consumer loans increased $9.5 million, or 119.0%, due to origination activity that outpaced paydowns during the period.
Mortgage Warehouse. Our mortgage warehouse facilities increased $186.4 million, or 18.2%, due to seasonal changes in utilization. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $1.068 billion for the three months ended June 30, 2025 compared to $681.7 million for the three months ended June 30, 2024 and $1.003 billion for the six months ended June 30, 2025 compared to $657.8 million for the six months ended June 30, 2024.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	June 30, 2025
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years	Total
Commercial real estate	$354,729	$368,453	$31,302	$25	$754,509
Construction, land development, land	116,774	103,578	1,067	—	221,419
1-4 family residential	8,382	26,699	6,076	131,155	172,312
Farmland	5,420	24,944	12,949	756	44,069
Commercial	392,227	706,813	33,229	—	1,132,269
Factored receivables	1,401,377	—	—	—	1,401,377
Consumer	7,828	8,948	737	7	17,520
Mortgage warehouse	1,209,695	—	—	—	1,209,695
	$3,496,432	$1,239,435	$85,360	$131,943	$4,953,170

Sensitivity of loans to changes in interest rates:		After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years
Predetermined (fixed) interest rates
Commercial real estate		$238,829	$2,045	$—
Construction, land development, land		78,905	173	—
1-4 family residential		21,290	1,648	46,492
Farmland		20,875	188	—
Commercial		543,942	7,742	—
Factored receivables		—	—	—
Consumer		8,948	737	7
Mortgage warehouse		—	—	—
		$912,789	$12,533	$46,499
Floating interest rates
Commercial real estate		$129,624	$29,257	$25
Construction, land development, land		24,673	894	—
1-4 family residential		5,409	4,428	84,663
Farmland		4,069	12,761	756
Commercial		162,871	25,487	—
Factored receivables		—	—	—
Consumer		—	—	—
Mortgage warehouse		—	—	—
		$326,646	$72,827	$85,444

Total		$1,239,435	$85,360	$131,943
As of June 30, 2025, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (21%), Colorado (11%), Illinois (10%), and Iowa (4%) make up 46% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2024, the states of Texas (22%), Illinois (12%), Colorado (10%), and Iowa (4%) made up 48% of the Company’s gross loans, excluding factored receivables.

Further, a majority (97%) of our factored receivables, representing approximately 27% of our total loan portfolio as of June 30, 2025, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2024, 97% of our factored receivables, representing approximately 26% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.
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

(Dollars in thousands)	June 30, 2025	December 31, 2024
Nonperforming loans:
Commercial real estate	$8,279	$11,254
Construction, land development, land	—	2,410
1-4 family residential	808	810
Farmland	452	1,996
Commercial	45,054	73,437
Factored receivables	2,893	23,289
Consumer	23	116
Mortgage warehouse	—	—
Total nonperforming loans held for investment	57,509	113,312
Loans held for sale	2,000	—
Held to maturity securities	1,913	4,073
Equity investments without readily determinable fair value	4,166	2,462
Other real estate owned, net	1,995	—
Other repossessed assets	87	425
Total nonperforming assets	$67,670	$120,272

Nonperforming assets to total assets	1.04%	2.02%
Nonperforming loans to total loans held for investment	1.20%	2.49%
Total past due loans to total loans held for investment	2.21%	3.27%

Nonperforming loans decreased $55.8 million, or 49.2%, due to a $7.5 million payoff of a nonperforming multifamily relationship, a $24.9 million decrease in nonperforming equipment finance relationships, a $7.2 million decrease in nonperforming liquid credit relationships, a $1.5 million payoff of a nonperforming farmland relationship, $1.2 million of partial charge-offs of a nonperforming other commercial lending relationship, and a $20.4 million decrease in nonperforming factored receivables. The decrease in nonperforming factored receivables includes the reduction of the $19.4 million Misdirected Payments Receivable, net of customer reserves. These decreases were partially offset by a $4.9 million increase in nonperforming equipment finance relationships and a $6.6 million increase in nonperforming commercial real estate relationships.
OREO increased $2.0 million due to the addition of one property during the period.
As a result of the activity previously described and changes in our period end total loans held for investment, the ratio of nonperforming loans to total loans held for investment decreased to 1.20% at June 30, 2025 from 2.49% at December 31, 2024.
Our ratio of nonperforming assets to total assets decreased to 1.04% at June 30, 2025 from 2.02% at December 31, 2024. This is due to the aforementioned loan activity, and also impacted by an increase in nonperforming equity investments and OREO as well as changes in our period end total assets.
Past due loans to total loans held for investment decreased to 2.21% at June 30, 2025 from 3.27% at December 31, 2024, reflecting decreases in past due loans across several loan segments.
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
The following table sets forth the ACL by category of loan:

	June 30, 2025			December 31, 2024
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate	$4,198	15%	0.56%	$3,825	17%	0.49%
Construction, land development, land	2,589	4%	1.17%	2,873	4%	1.41%
1-4 family residential	1,560	3%	0.91%	1,404	3%	0.91%
Farmland	302	1%	0.69%	386	1%	0.68%
Commercial	17,813	23%	1.57%	21,419	25%	1.91%
Factored receivables	10,553	30%	0.75%	9,600	27%	0.80%
Consumer	466	—%	2.66%	185	—%	2.31%
Mortgage warehouse	1,210	24%	0.10%	1,022	23%	0.10%
Total Loans	$38,691	100%	0.78%	$40,714	100%	0.90%
The ACL decreased $2.0 million, or 5.0%. This decrease reflects net charge-offs of $13.6 million and credit loss expense of $0.8 million. It should be noted that the $10.8 million ACL on the acquired PCD loan was booked as part of the loan purchase with no impact on credit loss expense. Therefore, the corresponding $10.8 million charge-off also had no impact on credit loss expense.
A driver of the change in ACL is change in the loss drivers that the Company forecasted to calculate expected losses at June 30, 2025 as compared to December 31, 2024. Such change had a negative impact on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period and resulted in an increase of $0.3 million of ACL period over period.

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
For all DCF models at June 30, 2025, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At June 30, 2025 as compared to December 31, 2024, the Company forecasted a modest increase in national unemployment and modest degradation in one-year percentage change in national retail sales, one-year percentage change in national home price index, and one-year percentage change in national gross domestic product. At June 30, 2025 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a small increase in the first projected quarter followed by a decline to negative levels over the last three projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected an increase in the first projected quarter followed by a steep drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected negative growth for each projected quarter with the exception of slightly positive growth in the first projected quarter. At June 30, 2025, the Company used its historical prepayment speeds with minimal adjustment.
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
The following tables show our credit ratios and an analysis of our credit loss expense:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Allowance for credit losses on loans	$38,691	$40,714
Total loans held for investment	$4,953,170	$4,546,960
Allowance to total loans held for investment	0.78%	0.90%

Nonaccrual loans	$54,616	$90,023
Total loans held for investment	$4,953,170	$4,546,960
Nonaccrual loans to total loans held for investment	1.10%	1.98%

Allowance for credit losses on loans	$38,691	$40,714
Nonaccrual loans	$54,616	$90,023
Allowance for credit losses to nonaccrual loans	70.84%	45.23%

	Three Months Ended June 30,
	2025			2024
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$(59)	$769,624	(0.01)%	$—	$823,222	—%
Construction, land development, land	249	217,235	0.11%	(1)	219,988	—%
1-4 family residential	44	163,894	0.03%	13	128,831	0.01%
Farmland	—	44,767	—%	—	57,328	—%
Commercial	10,851	1,101,336	0.99%	1,206	1,113,004	0.11%
Factored receivables	(3,340)	1,340,895	(0.25)%	1,430	1,160,057	0.12%
Consumer	57	12,800	0.45%	75	8,092	0.93%
Mortgage warehouse	—	1,068,476	—%	—	681,671	—%
Total Loans	$7,802	$4,719,027	0.17%	$2,723	$4,192,193	0.06%
Quarter to date net loans charged off increased $5.1 million. Net charge-offs during the three months ended June 30, 2025 reflect the $10.8 million charge off on the acquired PCD loan that had no impact on earnings. Such charge-offs also reflect the $3.8 million recovery resulting from the USPS settlement. There were no individually significant charge-offs during the three months ended June 30, 2024.

	Six Months Ended June 30,
	2025			2024
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$54	$768,822	0.01%	$—	$818,326	—%
Construction, land development, land	249	213,347	0.12%	(1)	183,758	—%
1-4 family residential	43	160,080	0.03%	11	127,683	0.01%
Farmland	—	48,839	—%	—	58,707	—%
Commercial	15,148	1,104,141	1.37%	1,757	1,126,695	0.16%
Factored receivables	(2,082)	1,286,489	(0.16)%	2,690	1,136,389	0.24%
Consumer	189	10,453	1.81%	148	8,818	1.68%
Mortgage warehouse	—	1,002,867	—%	—	657,773	—%
Total Loans	$13,601	$4,595,038	0.30%	$4,605	$4,118,149	0.11%
Year to date net loans charged off increased $9.0 million. Net charge-offs during the six months ended June 30, 2025 reflect the $10.8 million charge off on the acquired PCD loan that had no impact on earnings. Such charge-offs also reflect the $3.8 million recovery resulting from the USPS settlement, a $3.7 million partial charge-off of a liquid credit relationship and a $0.7 million charge-off of a separate liquid credit relationship. There were no individually significant charge-offs during the six months ended June 30, 2024.
Securities
As of June 30, 2025 and December 31, 2024, we held equity securities with readily determinable fair values of $4.5 million and $4.4 million, respectively. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value reflected in earnings.
As of June 30, 2025, we held debt securities classified as available for sale with a fair value of $392.3 million, an increase of $10.7 million from $381.6 million at December 31, 2024. The following table illustrates the changes in our available for sale debt securities:

	Available For Sale Debt Securities:
(Dollars in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change
Mortgage-backed securities, residential	$99,909	$84,185	$15,724	18.7%
Asset-backed securities	868	905	(37)	(4.1)%
State and municipal	2,793	3,063	(270)	(8.8)%
CLO Securities	287,287	291,913	(4,626)	(1.6)%
Corporate bonds	257	262	(5)	(1.9)%
SBA pooled securities	1,161	1,233	(72)	(5.8)%
	$392,275	$381,561	$10,714	2.8%

Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of June 30, 2025, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at June 30, 2025. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.
As of June 30, 2025, we held investments classified as held to maturity with an amortized cost, net of ACL, of $1.8 million, a decrease of $0.1 million from $1.9 million at December 31, 2024. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at June 30, 2025.
The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of June 30, 2025
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities	$6,479	2.28%	$632	2.33%	$680	2.69%	$96,531	4.60%	$104,322	4.43%
Asset-backed securities	—	—%	—	—%	862	5.59%	—	—%	862	5.59%
State and municipal	191	3.19%	2,178	2.72%	503	2.66%	—	—%	2,872	2.74%
CLO securities	—	—%	—	—%	42,599	6.18%	243,625	5.86%	286,224	5.91%
Corporate bonds	—	—%	—	—%	266	5.14%	—	—%	266	5.14%
SBA pooled securities	—	—%	—	—%	328	2.64%	883	4.23%	1,211	3.80%
Total available for sale securities	$6,670	2.30%	$2,810	2.64%	$45,238	6.05%	$341,039	5.50%	$395,757	5.48%

Held to maturity securities:	$—	—%	$3,181	4.13%	$—	—%	$—	—%	$3,181	4.13%
Liabilities
Total liabilities were $5.582 billion as of June 30, 2025, compared to $5.058 billion at December 31, 2024, an increase of $524.3 million, the components of which are discussed below.
Deposits
The following table summarizes our deposits:

(Dollars in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change
Noninterest bearing demand	$2,285,327	$1,964,457	$320,870	16.3%
Interest bearing demand	694,005	697,949	(3,944)	(0.6%)
Individual retirement accounts	40,888	43,937	(3,049)	(6.9%)
Money market	565,781	629,610	(63,829)	(10.1%)
Savings	517,474	515,545	1,929	0.4%
Certificates of deposit	230,179	232,232	(2,053)	(0.9%)
Brokered time deposits	701,059	490,650	210,409	42.9%
Other brokered deposits	151,385	246,440	(95,055)	(38.6%)
Total Deposits	$5,186,098	$4,820,820	$365,278	7.6%
Our total deposits increased $365.3 million, or 7.6%, primarily due to an increase in noninterest bearing demand deposits, savings deposits, and brokered time deposits. The Company experienced decreases in all other material deposit categories. Other brokered deposits are non-maturity deposits obtained from wholesale sources. As of June 30, 2025, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 81% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 19% of total deposits. At June 30, 2025 and December 31, 2024, our estimated uninsured deposits were $1.551 billion and $1.488 billion, respectively.

At June 30, 2025 we held $66.9 million of time deposits that meet or exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. The following table provides information on the maturity distribution of time deposits exceeding the FDIC insurance limit as of June 30, 2025:

(Dollars in thousands)	Over $250,000
Maturity
3 months or less	$30,032
Over 3 through 6 months	21,767
Over 6 through 12 months	11,233
Over 12 months	1,603
$64,635
The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024

(Dollars in thousands)	Average Balance	Weighted Avg Rates	% of Total	Average Balance	Weighted Avg Rates	% of Total
Interest bearing demand	$722,653	0.51%	15%	$748,699	0.63%	17%
Individual retirement accounts	41,694	1.26%	1%	49,917	1.41%	1%
Money market	586,420	2.69%	12%	565,612	2.91%	13%
Savings	519,067	1.05%	10%	541,408	1.10%	12%
Certificates of deposit	225,333	2.71%	5%	257,292	3.04%	6%
Brokered time deposits	614,168	4.32%	12%	433,096	5.29%	10%
Other brokered deposits	93,315	4.45%	2%	71,196	5.43%	2%
Total interest bearing deposits	2,802,650	2.22%	57%	2,667,220	2.34%	61%
Noninterest bearing demand	2,166,628	—	43%	1,832,154	—	39%
Total deposits	$4,969,278	1.25%	100%	$4,499,374	1.39%	100%

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(Dollars in thousands)	Average Balance	Weighted Avg Yields	% of Total	Average Balance	Weighted Avg Yields	% of Total
Interest bearing demand	$727,873	0.49%	15%	$740,223	0.55%	17%
Individual retirement accounts	42,399	1.26%	1%	50,675	1.34%	1%
Money market	598,763	2.63%	12%	567,604	2.86%	13%
Savings	518,879	1.06%	11%	537,551	1.05%	12%
Certificates of deposit	228,480	2.68%	5%	260,427	2.94%	6%
Brokered time deposits	591,808	4.44%	12%	358,807	5.29%	8%
Other brokered deposits	56,810	4.46%	1%	44,528	5.43%	1%
Total interest bearing deposits	2,765,012	2.18%	57%	2,559,815	2.17%	58%
Noninterest bearing demand	2,086,412	—	43%	1,782,257	—	42%
Total deposits	$4,851,424	1.24%	100%	$4,342,072	1.28%	100%
The Company's deposit base is made up of a high number of customers with accounts spread across 63 locations in six states. Our deposit base is diverse in terms of both geography and industry, comprised largely of retail as well small-to-medium sized business customers. The majority of our deposits are FDIC insured.

Other Borrowings
FHLB Advances
The following provides a summary of our FHLB advances as of and for the six months ended June 30, 2025 and the year ended December 31, 2024:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Amount outstanding at end of period	$180,000	$30,000
Weighted average interest rate at end of period	4.62%	4.79%
Average amount outstanding during the period	231,519	120,369
Weighted average interest rate during the period	4.47%	5.38%
Highest month end balance during the period	355,000	280,000
Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At June 30, 2025 and December 31, 2024, we had $773.2 million and $819.1 million, respectively, in unused and available advances from the FHLB.
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
The Subordinated Notes are included on the consolidated balance sheets as liabilities at their carrying values; however, for regulatory purposes, the $69.8 million and $69.7 million carrying value of these obligations at June 30, 2025 and December 31, 2024, respectively, were eligible for inclusion in Tier 2 regulatory capital. Issuance costs related to the Subordinated Notes have been netted against the subordinated notes liability on the balance sheet. The debt issuance costs are being amortized using the effective interest method through maturity and recognized as a component of interest expense.
The Subordinated Notes are subordinated in right of payment to the Company’s existing and future senior indebtedness and are structurally subordinated to the Company’s subsidiaries’ existing and future indebtedness and other obligations.
Junior Subordinated Debentures
The following provides a summary of our junior subordinated debentures as of June 30, 2025:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$13,863	September 2033	Three Month SOFR + 3.26%
National Bancshares Capital Trust III	17,526	14,004	July 2036	Three Month SOFR + 1.64%
ColoEast Capital Trust I	5,155	3,965	September 2035	Three Month SOFR + 1.86%
ColoEast Capital Trust II	6,700	5,101	March 2037	Three Month SOFR + 2.05%
Valley Bancorp Statutory Trust I	3,093	2,945	September 2032	Three Month SOFR + 3.66%
Valley Bancorp Statutory Trust II	3,093	2,788	July 2034	Three Month SOFR + 3.01%
	$51,031	$42,666

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
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $42.7 million was allowed in the calculation of Tier I capital as of June 30, 2025.
Capital Resources and Liquidity Management
Capital Resources
Our stockholders’ equity totaled $912.4 million as of June 30, 2025, compared to $890.9 million as of December 31, 2024, an increase of $21.5 million. Stockholders’ equity increased during this period primarily due to stock based compensation expense and the issuance of common stock pursuant to our employee stock purchase plan.
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
In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of June 30, 2025, TBK Bank had $796.4 million of unused borrowing capacity from the Federal Reserve Bank discount window and unsecured federal funds lines of credit with seven unaffiliated banks totaling $227.5 million, with no amounts advanced against those lines. Additionally, as of June 30, 2025, we had $773.2 million in unused and available advances from the FHLB. We have historically utilized FHLB advances to support the fluctuating and sometimes unpredictable balances in our mortgage warehouse lending portfolio, and we continue to have the ability to do so. Further, as of June 30, 2025, we had $182.2 million in unused and available capacity to deliver factored receivables to another bank should additional liquidity be needed.
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of June 30, 2025. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - June 30, 2025
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Federal Home Loan Bank advances	$180,000	$150,000	$30,000	$—	$—
Subordinated notes	70,000	—	—	—	70,000
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	29,157	5,802	10,610	8,390	4,355
Time deposits with stated maturity dates	972,126	947,493	22,312	2,321	—
Total contractual obligations	$1,302,314	$1,103,295	$62,922	$10,711	$125,386
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
•risks related to the integration of acquired businesses, including our recent acquisition of Greenscreens, and any future acquisitions;
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

The following table summarizes simulated change in net interest income versus unchanged rates as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	11.1%	12.1%	10.1%	13.2%
+300 basis points	8.4%	9.1%	7.6%	9.9%
+200 basis points	5.7%	6.1%	5.1%	6.6%
+100 basis points	2.9%	3.1%	2.6%	3.3%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(2.8%)	(3.1%)	(2.6%)	(3.7%)
-200 basis points	(5.6%)	(6.5%)	(5.4%)	(7.5%)
-300 basis points	(8.6%)	(10.2%)	(8.2%)	(11.8%)
-400 basis points	(11.0%)	(13.1%)	(11.0%)	(16.0%)
The following table presents the change in our economic value of equity as of June 30, 2025 and December 31, 2024, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	June 30, 2025	December 31, 2024
+400 basis points	10.8%	9.3%
+300 basis points	8.4%	7.3%
+200 basis points	5.8%	5.2%
+100 basis points	2.6%	2.6%
Flat rates	0.0%	0.0%
-100 basis points	(5.6%)	(5.6%)
-200 basis points	(11.6%)	(11.5%)
-300 basis points	(18.0%)	(17.7%)
-400 basis points	(24.1%)	(24.2%)
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

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We were a party to a lawsuit in the United States Court of Federal Claims seeking a ruling that the United States Postal Service (“USPS”) is obligated to make payment to us with respect to invoices totaling approximately $19.4 million, net of customer reserves, that it separately paid to our customer, a vendor to the USPS who hauled mail pursuant to contracts it has with such entity, in violation of notices provided to the USPS that such payments were to be made directly to us (the “Misdirected Payments Receivable”).
On June 30, 2025, we reached an agreement with the USPS ("the USPS Settlement") whereby the USPS agreed to pay us $47.5 million to settle the litigation in the United States Court of Federal Claims and certain other related proceedings. Such settlement was entered into as part of a global settlement of the disputes related to the Misdirected Payments Receivable, other amounts we asserted were due to us from USPS for other balances owned to us as a result of their failure to honor our notices of assignment, and certain claims of the large carrier involved in this matter against the USPS for underpayment on certain transportation contracts in which we had a security interest. We received payment of the full $47.5 million settlement proceeds on July 10, 2025. The receipt of such proceeds allowed up to retire the Misdirected Payments Receivable in full on such date. The remainder of the settlement proceeds were distributed as more fully set forth in Note 1 to our financial statements for the quarter ended June 30, 2025.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In connection with the closing of the previously announced acquisition of Greenscreens AI, Inc. (“Greenscreens”) by TBK Bank, SSB (“TBK Bank”), on May 8, 2025 Triumph Financial, Inc. (the “Company”) issued a total of 256,984 shares of Company common stock as stock consideration to certain stockholders of Greenscreens (the “Stock Consideration”). The Stock Consideration has not been registered under the Securities Act of 1933, as amended, and has been issued in reliance upon the exemption provided in Regulation D promulgated thereunder.
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

On March 4, 2025, Mr. Edward J. Schreyer, the Company’s Executive Vice President and Chief Operating Officer, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Schreyer Trading Plan”). The Schreyer Trading Plan covers the sale of up to 90 percent of the net shares (after applicable tax withholding) of the Company’s common stock received by Mr. Schreyer upon the May 1, 2025 vesting of equity awards previously issued to Mr. Schreyer, to occur in several transactions over a period commencing after the later of (1) 90 days from the execution of the Schreyer Trading Plan and (2) the second trading day following the public disclosure of the Company’s financial results on Form 10-Q for the quarter ended March 31, 2025, and will cease upon the earlier of January 31, 2026 or the sale of all shares subject to the Schreyer Trading Plan.
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
As of the end of the second quarter of 2025, none of our other directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

TRIUMPH FINANCIAL INC.
(Registrant)

Date:	July 16, 2025	/s/ Aaron P. Graft
Aaron P. Graft President and Chief Executive Officer

Date:	July 16, 2025	/s/ W. Bradley Voss
W. Bradley Voss Chief Financial Officer