Form 10-Q
period 2025-09-30
Triumph Financial, Inc.
filed 2025-10-15
CIK 1539638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock — $0.01 par value, 23,763,401 shares, as of October 13, 2025.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	TFIN	New York Stock Exchange
NYSE Texas
Depositary Shares Each Representing a 1/40th Interest in a Share of 7.125% Series C Fixed-Rate Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share	TFIN PR	New York Stock Exchange

TRIUMPH FINANCIAL, INC.
FORM 10-Q
September 30, 2025
i

PART I – FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

TRIUMPH FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2025 and December 31, 2024
(Dollar amounts in thousands)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and due from banks	$70,528	$73,836
Interest bearing deposits with other banks	76,694	256,281
Total cash and cash equivalents	147,222	330,117
Securities - equity investments with readily determinable fair values	4,569	4,445
Securities - available for sale	378,088	381,561
Securities - held to maturity, net of allowance for credit losses of $1,399 and $3,491, respectively, fair value of $1,939 and $2,514, respectively	1,766	1,876
Loans held for sale	9,741	1,172
Loans, net of allowance for credit losses of $33,549 and $40,714, respectively	4,953,373	4,506,246
Federal Home Loan Bank and other restricted stock	14,092	14,054
Premises and equipment, net	141,141	160,737
Capitalized software, net	44,934	37,971
Goodwill	353,898	241,949
Intangible assets, net	52,291	16,259
Bank-owned life insurance	64,338	62,690
Deferred tax assets, net	—	13,581
Other assets	191,696	176,317
Total assets	$6,357,149	$5,948,975
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$2,095,017	$1,964,457
Interest bearing	2,860,229	2,856,363
Total deposits	4,955,246	4,820,820
Federal Home Loan Bank advances	280,000	30,000
Subordinated notes	69,829	69,662
Junior subordinated debentures	42,829	42,352
Deferred tax liabilities, net	687	—
Other liabilities	89,225	95,222
Total liabilities	5,437,816	5,058,056
Commitments and contingencies - See Note 7 and Note 8
Stockholders' equity - See Note 11
Preferred stock	45,000	45,000
Common stock, 23,763,401 and 23,391,411 shares outstanding, respectively	295	291
Additional paid-in-capital	593,624	567,884
Treasury stock, at cost	(270,619)	(268,356)
Retained earnings	552,956	549,215
Accumulated other comprehensive income (loss)	(1,923)	(3,115)
Total stockholders’ equity	919,333	890,919
Total liabilities and stockholders' equity	$6,357,149	$5,948,975
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2025 and 2024
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and dividend income:
Loans, including fees	$56,400	$52,886	$164,812	$161,338
Factored receivables, including fees	43,841	40,598	126,752	118,535
Securities	5,489	6,500	16,518	17,374
FHLB and other restricted stock	223	379	718	845
Cash deposits	2,987	7,712	11,611	18,945
Total interest income	108,940	108,075	320,411	317,037
Interest expense:
Deposits	17,532	14,041	47,434	41,713
Subordinated notes	661	1,227	2,004	3,676
Junior subordinated debentures	1,049	1,172	3,078	3,518
Other borrowings	1,865	2,936	7,001	5,481
Total interest expense	21,107	19,376	59,517	54,388
Net interest income	87,833	88,699	260,894	262,649
Credit loss expense (benefit)	4,284	4,263	4,912	14,314
Net interest income after credit loss expense (benefit)	83,549	84,436	255,982	248,335
Noninterest income:
Service charges on deposits	1,847	1,865	5,185	5,402
Card income	1,968	2,135	5,687	6,088
Net gains (losses) on sale of loans	119	253	443	184
Fee income	14,305	9,129	36,174	26,329
Insurance commissions	1,481	1,472	4,013	4,545
Other	1,728	2,643	6,520	7,115
Total noninterest income	21,448	17,497	58,022	49,663
Noninterest expense:
Salaries and employee benefits	60,192	55,447	178,792	165,637
Occupancy, furniture and equipment	7,862	8,701	24,443	24,902
FDIC insurance and other regulatory assessments	1,468	679	3,089	1,973
Professional fees	5,228	4,734	10,972	12,833
Amortization of intangible assets	2,956	3,600	8,756	9,193
Advertising and promotion	2,209	1,416	5,511	4,638
Communications and technology	12,295	12,422	36,854	38,623
Software amortization	2,868	1,484	7,725	4,015
Travel and entertainment	1,043	1,431	4,154	4,453
Other	7,593	5,732	24,431	17,093
Total noninterest expense	103,714	95,646	304,727	283,360
Net income before income tax expense	1,283	6,287	9,277	14,638
Income tax expense	(425)	940	3,132	2,386
Net income	$1,708	$5,347	$6,145	$12,252
Dividends on preferred stock	(801)	(801)	(2,404)	(2,404)
Net income (loss) available to common stockholders	$907	$4,546	$3,741	$9,848
Earnings per common share
Basic	$0.04	$0.19	$0.16	$0.42
Diluted	$0.04	$0.19	$0.16	$0.42
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2025 and 2024
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$1,708	$5,347	$6,145	$12,252
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	950	2,073	1,565	1,518
Tax effect	(228)	(496)	(373)	(410)
Unrealized holding gains (losses) arising during the period, net of taxes	722	1,577	1,192	1,108
Reclassification of amount realized through sale or call securities	—	—	—	—
Tax effect	—	—	—	—
Reclassification of amount realized through sale or call of securities, net of taxes	—	—	—	—
Change in unrealized gains (losses) on securities, net of tax	722	1,577	1,192	1,108
Total other comprehensive income (loss)	722	1,577	1,192	1,108
Comprehensive income (loss)	$2,430	$6,924	$7,337	$13,360
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2025 and 2024
(Dollar amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost		Other Comprehensive Income (Loss)
Balance, January 1, 2025	$45,000	23,391,411	$291	$567,884	5,729,802	$(268,356)	$549,215	$(3,115)	$890,919
Vesting of restricted stock units and performance stock units	—	8,973	—	—	—	—	—	—	—
Stock option exercises, net	—	495	—	25	—	—	—	—	25
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	20,892	1	1,367	—	—	—	—	1,368
Stock based compensation	—	—	—	2,831	—	—	—	—	2,831
Forfeiture of restricted stock awards	—	(575)	—	36	575	(36)	—	—	—
Purchase of treasury stock	—	(1,456)	—	—	1,456	(128)	—	—	(128)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	17	—	17
Other comprehensive income (loss)	—	—	—	—	—	—	—	(304)	(304)
Balance, March 31, 2025	$45,000	23,419,740	$292	$572,143	5,731,833	$(268,520)	$548,431	$(3,419)	$893,927
Issuance of common stock	—	256,984	2	12,730	—	—	—	—	12,732
Vesting of restricted stock units and performance stock units	—	88,930	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	3,430	—	—	—	—	3,430
Purchase of treasury stock	—	(38,608)	—	—	38,608	(2,099)	—	—	(2,099)
Dividends on preferred stock	—	—	—	—	—	—	(802)	—	(802)
Net income	—	—	—	—	—	—	4,420	—	4,420
Other comprehensive income (loss)	—	—	—	—	—	—	—	774	774
Balance, June 30, 2025	$45,000	23,727,046	$295	$588,302	5,770,441	$(270,619)	$552,049	$(2,645)	912,382
Vesting of restricted stock units and performance stock units	—	7,027	—	—	—	—	—	—	—
Stock option exercises, net	—	6,172	—	193	—	—	—	—	193
Stock based compensation	—	—	—	4,013	—	—	—	—	4,013
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	23,156	—	1,116	—	—	—	—	1,116
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	1,708	—	1,708
Other comprehensive income (loss)	—	—	—	—	—	—	—	722	722
Balance, September 30, 2025	$45,000	23,763,401	$295	$593,624	5,770,441	$(270,619)	$552,956	$(1,923)	$919,333

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost
Balance, January 1, 2024	$45,000	23,302,414	$290	$550,743	5,683,841	$(265,038)	$536,331	$(2,926)	$864,400
Vesting of restricted stock and performance stock units	—	9,877	—	—	—	—	—	—	—
Stock option exercises, net	—	5,401	—	144	—	—	—	—	144
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	18,328	—	1,099	—	—	—	—	1,099
Stock based compensation	—	—	—	3,627	—	—	—	—	3,627
Purchase of treasury stock, net	—	(1,023)	—	—	1,023	(81)	—	—	(81)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	4,158	—	4,158
Other comprehensive income (loss)	—	—	—	—	—	—	—	(207)	(207)
Balance, March 31, 2024	$45,000	23,334,997	$290	$555,613	5,684,864	$(265,119)	$539,688	$(3,133)	$872,339
Vesting of restricted stock and performance stock units	—	63,401	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	3,439	—	—	—	—	3,439
Forfeiture of restricted stock awards	—	(278)	—	21	278	(21)	—	—	—
Purchase of treasury stock, net	—	(44,601)	—	—	44,601	(3,212)	—	—	(3,212)
Dividends on preferred stock	—	—	—	—	—	—	(802)	—	(802)
Net income	—	—	—	—	—	—	2,747	—	2,747
Other comprehensive income (loss)	—	—	—	—	—	—	—	(262)	(262)
Balance, June 30, 2024	$45,000	23,353,519	$291	$559,072	5,729,743	$(268,352)	$541,633	$(3,395)	$874,249
Vesting of restricted stock units and performance stock units	—	5,332	—	—	—	—	—	—	—
Stock option exercises, net	—	10,350	—	281	—	—	—	—	281
Issuance of common stock pursuant to the employee stock purchase plan	—	18,321	—	1,085	—	—	—	—	1,085
Stock based compensation	—	—	—	4,026	—	—	—	—	4,026
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	5,347	—	5,347
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,577	1,577
Balance, September 30, 2024	$45,000	23,387,522	$291	$564,464	5,729,743	$(268,352)	$546,179	$(1,818)	$885,764
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2025 and 2024
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$6,145	$12,252
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	11,600	11,545
Net accretion on loans	(2,066)	(2,491)
Amortization of subordinated notes issuance costs	167	394
Amortization of junior subordinated debentures	477	456
Net (accretion) amortization on securities	(349)	(665)
Amortization of intangible assets	8,756	9,193
Software amortization	7,725	4,015
Deferred taxes, net	7,646	(2,279)
Credit loss expense (benefit)	4,912	14,314
Stock based compensation	10,274	11,092
Net (gains) losses on equity securities	(213)	(629)
Net OREO (gains) losses and valuation adjustments	(304)	16
Net (gains) losses on disposal of premises and equipment	(441)	1
Origination of loans held for sale	(13,747)	(5,844)
Proceeds from sale of loans originated or purchased for sale	6,955	5,253
Net (gains) losses on sale of loans	(443)	(184)
Net change in operating leases	(351)	211
Change in estimated fair value of indemnification asset	605	614
Change in estimated fair value of revenue share asset	47	(1,295)
(Increase) decrease in other assets	(14,543)	(6,957)
Increase (decrease) in other liabilities	(2,269)	(11,289)
Net cash provided by (used in) operating activities	30,583	37,723
Cash flows from investing activities:
Proceeds from sales of equity securities	94	—
Purchases of securities available for sale	(105,000)	(165,451)
Proceeds from maturities, calls, and pay downs of securities available for sale	110,253	68,959
Proceeds from maturities, calls, and pay downs of securities held to maturity	196	796
Purchases of loans held for investment	(22,663)	(7,839)
Proceeds from sale of loans	18,257	24,578
Net change in loans	(449,241)	(190,878)
Purchases of premises and equipment	(9,261)	(54,550)
Proceeds from sales of premises and equipment	11,458	—
Net proceeds from sale of OREO	2,299	64
Expenditures for capitalized software	(14,688)	(16,131)
(Purchases) redemptions of FHLB and other restricted stock, net	(38)	7,166
Net cash paid for acquisitions	(137,517)	—
Acquired intangible assets	(124)	(2,920)
Net cash provided by (used in) investing activities	(595,975)	(336,206)
Cash flows from financing activities:
Net increase (decrease) in deposits	134,426	729,216
Increase (decrease) in Federal Home Loan Bank advances	250,000	(225,000)
Preferred stock dividends	(2,404)	(2,404)
Stock option exercises, net	218	425
Proceeds from employee stock purchase plan common stock issuance	2,484	2,184
Purchase of treasury stock, net	(2,227)	(3,293)
Net cash provided by (used in) financing activities	382,497	501,128
Net increase (decrease) in cash and cash equivalents	(182,895)	202,645
Cash and cash equivalents at beginning of period	330,117	286,635
Cash and cash equivalents at end of period	147,222	489,280
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2025 and 2024
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information:
Interest paid	$56,416	$53,026
Income taxes paid, net	$1,829	$813
Cash paid for operating lease liabilities	$4,452	$3,881
Supplemental noncash disclosures:
Loans transferred to OREO	$2,205	$621
Loans held for investment transferred to loans held for sale	$19,842	$22,787
Assets transferred to assets held for sale	$6,240	$—
Lease liabilities arising from obtaining right-of-use assets	$548	$2,482
Securities available for sale purchased, not settled	$—	$5,000

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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
In July 2025, the FASB issued Accounting Standards Update 2025-05, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). ASU 2025-05 provides the option to elect a practical practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. ASU 2025-05 is effective for the Company for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years. The Company does not expect adoption of ASU 2025-05 to have a material impact on its consolidated financial statements.
In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"). ASU 2025-06 clarified and modernizes the accounting for costs related to internal-use software. The amendments in ASU 2025-06 remove all references to project stages throughout Subtopic 350-40 and clarify the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for the Company for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of ASU 2025-06 on its consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
USPS Settlement
At June 30, 2025, we carried a receivable (the “Misdirected Payments Receivable”) payable by the United States Postal Service (“USPS”) arising from accounts factored to a large carrier. The balance of such Misdirected Payments Receivable, net of customer reserves, was $19.4 million. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputed their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We were a party to litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. On June 30, 2025, we reached an agreement with the USPS ("the USPS Settlement") whereby the USPS agreed to pay us $47.5 million to settle the litigation in the United States Court of Federal Claims and certain other related proceedings. Such settlement was entered into as part of a global settlement of the disputes related to the Misdirected Payments Receivable, other amounts we asserted were due to us from USPS for other balances owed to us as a result of their failure to honor our notices of assignment, and certain claims of the large carrier involved in this matter against the USPS for underpayment on certain transportation contracts in which we had a security interest. We received the full $47.5 million settlement proceeds on July 10, 2025. The proceeds of the USPS Settlement were applied as follows:
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
The USPS Settlement had a $12.4 million and $11.5 million positive impact on pretax net income for the three months ended June 30, 2025 and nine months ended September 30, 2025, respectively, made up of the prior period impacts of the interest and fees, legal expense recovery, and the recovery of the previously charged-off acquired over-formula advances. The $19.4 million Misdirected Payments Receivable balance was legally discharged upon receipt of the settlement proceeds on July 10, 2025.
Restructuring Activities
In August 2025, the Company announced a reduction in force involving approximately 5% of the Company's workforce, as well as other cost saving initiatives including non-headcount related reductions in facilities, legacy technology, vendor spend, and travel. These actions are part of the Company’s initiatives to re-balance its cost structure in light of technology investments that have delivered significant efficiencies across the organization. These advancements have reduced the need for certain roles and prompted a reorganization of teams and responsibilities to better serve the Company’s transportation verticals. The Company believes these actions will strengthen its competitive position, enhance operational agility, and support sustainable long-term growth.
During the three months ended September 30, 2025, the Company recognized $3,134,000 of expense related to the reduction in force, which consisted primarily of one-time termination charges arising from severance obligations and other customary employee benefit payments made in connection with a reduction in force. These costs were included in salaries and benefits expense in the consolidated statements of income and for segment reporting, $522,000 of the expense was recognized by the Banking segment, $1,059,000 was recognized by the Factoring segment, $513,000 was recognized by the Payments segment, $210,000 was recognized by the Intelligence segment, and $830,000 was allocated to the corporate and other category. The Company also recognized $1,250,000 of expense during the three months ended September 30, 2025 related to the cost saving initiatives, which consisted primarily of one-time contract amendment fees. These costs were included in professional fees in the consolidated statements of income and were allocated to the corporate and other category for segment reporting.
All of the restructuring costs were incurred and substantially all of the restructuring costs were paid during the three months ended September 30, 2025. The remaining liability for these costs totaled $246,000 at September 30, 2025 and was included in other liabilities in the consolidated balance sheets.

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
A summary of the estimated fair values of assets acquired, consideration transferred, and the resulting goodwill is as follows:

(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$1,601
Accounts receivable and other	935
Intangible assets - customer relationship	36,380
Intangible assets - software	8,340
47,256
Liabilities assumed:
Accounts payable and other	1,104
Deferred tax liabilities, net	6,251
7,355
Fair value of net assets acquired	$39,901
Consideration:
Cash paid	$139,118
Stock consideration	12,732
Total consideration	$151,850
Goodwill	$111,949
Consideration paid for the acquisition totaled $151,850,000, including $139,118,000 in cash and 256,984 shares of the Company's common stock valued at $12,732,000.
The Company has recognized goodwill of $111,949,000, which was calculated as the excess of the fair value of consideration exchanged as compared to the fair value of identifiable net assets acquired. The goodwill in this acquisition resulted from expected synergies between our Factoring, Payments, and Intelligence segments, as well as progress towards the development of data products to be offered to the freight brokerage community; therefore goodwill of $16,096,000 was allocated to the Company's Factoring segment, $15,425,000 was allocated to the Company's Payments segment, and $80,428,000 was allocated to the Company’s Intelligence segment. The goodwill will not be deducted for tax purposes. The initial accounting for the acquisition has not been completed because the fair values of the consideration paid, the assets acquired, and the liabilities assumed have not yet been finalized.
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
NOTE 3 — SECURITIES
Equity Securities With Readily Determinable Fair Values
The Company held equity securities with readily determinable fair values of $4,569,000 and $4,445,000 at September 30, 2025 and December 31, 2024, respectively. The gross realized and unrealized gains and losses recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Unrealized gains (losses) on equity securities held at the reporting date	$43	$161	$124	$95
Realized gains (losses) on equity securities sold during the period	—	—	—	—
	$43	$161	$124	$95

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Equity Securities Without Readily Determinable Fair Values
The following table summarizes the Company's investments in equity securities without readily determinable fair values:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Equity Securities without readily determinable fair value, at cost	$75,652	$71,807
Upward adjustments based on observable price changes, cumulative	10,163	10,163
Equity Securities without readily determinable fair value, carrying value	$85,815	$81,970
Equity securities without readily determinable fair values include Federal Home Loan Bank and other restricted stock, which are reported separately in the Company's consolidated balance sheets. Equity securities without readily determinable fair values also include the Company's investments in the common stock of Trax Group, Inc. and Warehouse Solutions Inc., with carrying amounts of $9,700,000 and $38,088,000, respectively, at September 30, 2025. Both investments have been allocated to our Payments segment and are included in other assets in the Company's consolidated balance sheets.
The gross realized and unrealized gains (losses) recognized on equity securities without readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Unrealized gains (losses) on equity securities still held at the reporting date	$—	$—	$—	$—
Realized gains (losses) on equity securities sold during the period	89	—	89	534
	$89	$—	$89	$534
Management monitors its equity securities without readily determinable fair values for observable transactions in similar equity instruments as well as indicators of impairment either of which would require it to mark such equity securities to fair value. No such transactions or indicators of impairment were detected during the three and nine months ended September 30, 2025.
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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2025
Available for sale securities:
Mortgage-backed securities, residential	$99,123	$282	$(3,989)	$—	$95,416
Asset-backed securities	838	13	—	—	851
State and municipal	2,870	1	(52)	—	2,819
CLO securities	276,381	1,262	—	—	277,643
Corporate bonds	265	—	(4)	—	261
SBA pooled securities	1,143	8	(53)	—	1,098
Total available for sale securities	$380,620	$1,566	$(4,098)	$—	$378,088

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2025
Held to maturity securities:
CLO securities	$3,165	$—	$(1,226)	$1,939
Allowance for credit losses	(1,399)
Total held to maturity securities, net of ACL	$1,766

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2024
Available for sale securities:
Mortgage-backed securities, residential	$89,740	$89	$(5,644)	$—	$84,185
Asset-backed securities	907	—	(2)	—	905
State and municipal	3,154	—	(91)	—	3,063
CLO Securities	290,286	1,627	—	—	291,913
Corporate bonds	266	—	(4)	—	262
SBA pooled securities	1,305	9	(81)	—	1,233
Total available for sale securities	$385,658	$1,725	$(5,822)	$—	$381,561

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2024
Held to maturity securities:
CLO securities	$5,367	$—	$(2,853)	$2,514
Allowance for credit losses	(3,491)
Total held to maturity securities, net of ACL	$1,876
The amortized cost and estimated fair value of securities at September 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$190	$190	$—	$—
Due from one year to five years	2,176	2,163	3,165	1,939
Due from five years to ten years	39,545	39,622	—	—
Due after ten years	237,605	238,748	—	—
	279,516	280,723	3,165	1,939
Mortgage-backed securities, residential	99,123	95,416	—	—
Asset-backed securities	838	851	—	—
SBA pooled securities	1,143	1,098	—	—
	$380,620	$378,088	$3,165	$1,939
There were no sales of debt securities during the three and nine months ended September 30, 2025 and 2024.
Debt securities with a carrying amount of approximately $28,884,000 and $25,818,000 at September 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued interest on available for sale securities totaled $3,810,000 and $4,755,000 at September 30, 2025 and December 31, 2024, respectively, and was included in other assets on the Company's consolidated balance sheets. There was no accrued interest related to debt securities reversed against interest income for the three and nine months ended September 30, 2025 and 2024.
The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2025
Available for sale securities:
Mortgage-backed securities, residential	$12,247	$(49)	$44,373	$(3,940)	$56,620	$(3,989)
Asset-backed securities	—	—	—	—	—	—
State and municipal	—	—	1,876	(52)	1,876	(52)
CLO securities	3,108	—	—	—	3,108	—
Corporate bonds	262	(4)	—	—	262	(4)
SBA pooled securities	—	—	805	(53)	805	(53)
	$15,617	$(53)	$47,054	$(4,045)	$62,671	$(4,098)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
Available for sale securities:
Mortgage-backed securities, residential	$32,124	$(641)	$35,340	$(5,003)	$67,464	$(5,644)
Asset-backed securities	—	—	905	(2)	905	(2)
State and municipal	355	(5)	2,356	(86)	2,711	(91)
CLO Securities	—	—	—	—	—	—
Corporate bonds	262	(4)	—	—	262	(4)
SBA pooled securities	—	—	876	(81)	876	(81)
	$32,741	$(650)	$39,477	$(5,172)	$72,218	$(5,822)
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
At September 30, 2025, the Company had 76 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2025, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore the Company carried no allowance for credit losses on available for sale debt securities at September 30, 2025.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Held to Maturity CLO Securities	2025	2024	2025	2024
Allowance for credit losses:
Beginning balance	$1,399	$3,162	$3,491	$3,190
Credit loss expense	—	221	48	193
Charge-offs	—	—	(2,160)	—
Recoveries	—	—	20	—
Allowance for credit losses ending balance	$1,399	$3,383	$1,399	$3,383
The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation funds. These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially. The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At September 30, 2025 and December 31, 2024, the Company’s held to maturity securities consisted of investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. During the three months ended March 31, 2025, the Company charged off one of it's three investments in these CLO funds as it was deemed to be an uncollectible investment. The charge-off was fully reserved in a prior period. At September 30, 2025 and December 31, 2024, $1,913,000 and $4,073,000, respectively, of the Company’s held to maturity securities were classified as nonaccrual.
NOTE 4 — LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Sale
The following table presents loans held for sale:

(Dollars in thousands)	September 30, 2025	December 31, 2024
1-4 family residential	$8,214	$1,167
Commercial	1,527	5
Total loans held for sale	$9,741	$1,172

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans Held for Investment
Loans
The following table presents the amortized cost and unpaid principal balance of loans held for investment:

	September 30, 2025			December 31, 2024
(Dollars in thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial real estate	$769,314	$769,589	$(275)	$777,689	$777,980	$(291)
Construction, land development, land	204,247	204,483	(236)	203,804	204,268	(464)
1-4 family residential	180,970	180,211	759	154,020	153,711	309
Farmland	43,208	43,278	(70)	56,366	56,450	(84)
Commercial	1,144,872	1,155,281	(10,409)	1,119,245	1,120,551	(1,306)
Factored receivables	1,424,631	1,428,388	(3,757)	1,204,510	1,208,486	(3,976)
Consumer	17,235	17,252	(17)	8,000	8,005	(5)
Mortgage warehouse	1,202,445	1,202,445	—	1,023,326	1,023,326	—
Total loans held for investment	4,986,922	$5,000,927	$(14,005)	4,546,960	$4,552,777	$(5,817)
Allowance for credit losses	(33,549)			(40,714)
	$4,953,373			$4,506,246
The difference between the amortized cost and the unpaid principal is due to (1) premiums and discounts associated with acquired loans totaling $10,581,000 and $2,689,000 at September 30, 2025 and December 31, 2024, respectively, and (2) net deferred origination and factoring fees totaling $3,424,000 and $3,128,000 at September 30, 2025 and December 31, 2024, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $42,827,000 and $36,838,000 at September 30, 2025 and December 31, 2024, respectively, and was included in other assets on the Company's consolidated balance sheets.
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
As of September 30, 2025, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (19%), Colorado (11%), Illinois (11%), and Iowa (4%) make up 45% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2024, the states of Texas (22%), Illinois (12%), Colorado (10%), and Iowa (4%) made up 48% of the Company’s gross loans, excluding factored receivables.
A majority (96%) of the Company's factored receivables, representing approximately 28% of the Company's total loan portfolio as of September 30, 2025, are transportation receivables. At December 31, 2024, 97% of the Company's factored receivables, representing approximately 26% of the Company's total loan portfolio, were transportation receivables.
At September 30, 2025 and December 31, 2024, the Company had $290,479,000 and $267,891,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.
As of December 31, 2024, the Company carried a separate receivable (the “Misdirected Payments Receivable”) payable by the United States Postal Service (“USPS”) arising from accounts factored to a large carrier. The balance of such Misdirected Payments Receivable, net of customer reserves, was $0 and $19,361,000 at September 30, 2025 and December 31, 2024, respectively and is reflected in factored receivables. Refer to Note 1 for further discussion.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans with carrying amounts of $1,859,817,000 and $1,744,145,000 at September 30, 2025 and December 31, 2024, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and Federal Reserve Bank discount window borrowing capacity.
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Initial ACL on Loans Purchased with Credit Deterioration	Ending Balance
Three Months Ended September 30, 2025
Commercial real estate	$4,198	$306	$(36)	$4	$—	$4,472
Construction, land development, land	2,589	(415)	—	46	—	2,220
1-4 family residential	1,560	243	(58)	23	—	1,768
Farmland	302	(7)	—	—	—	295
Commercial	17,813	1,724	(5,424)	18	—	14,131
Factored receivables	10,553	2,310	(4,014)	183	—	9,032
Consumer	466	114	(158)	25	—	447
Mortgage warehouse	1,210	(26)	—	—	—	1,184
	$38,691	$4,249	$(9,690)	$299	$—	$33,549

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Initial ACL on Loans Purchased with Credit Deterioration	Ending Balance
Three Months Ended September 30, 2024
Commercial real estate	$5,438	$(206)	$(831)	$—	$—	$4,401
Construction, land development, land	2,596	333	—	—	—	2,929
1-4 family residential	972	15	(18)	1	—	970
Farmland	395	(1)	—	—	—	394
Commercial	17,372	4,489	(1,913)	18	—	19,966
Factored receivables	11,928	323	(951)	270	—	11,570
Consumer	156	88	(114)	16	—	146
Mortgage warehouse	734	133	—	—	—	867
	$39,591	$5,174	$(3,827)	$305	$—	$41,243

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Initial ACL on Loans Purchased with Credit Deterioration	Ending Balance
Nine Months Ended September 30, 2025
Commercial real estate	$3,825	$733	$(157)	$71	$—	$4,472
Construction, land development, land	2,873	(450)	(250)	47	—	2,220
1-4 family residential	1,404	442	(104)	26	—	1,768
Farmland	386	(91)	—	—	—	295
Commercial	21,419	2,486	(20,927)	373	10,780	14,131
Factored receivables	9,600	1,181	(6,087)	4,338	—	9,032
Consumer	185	584	(428)	106	—	447
Mortgage warehouse	1,022	162	—	—	—	1,184
	$40,714	$5,047	$(27,953)	$4,961	$10,780	$33,549

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Initial ACL on Loans Purchased with Credit Deterioration	Ending Balance
Nine Months Ended September 30, 2024
Commercial real estate	$6,030	$(798)	$(831)	$—	$—	$4,401
Construction, land development, land	965	1,963	—	1	—	2,929
1-4 family residential	927	71	(32)	4	—	970
Farmland	442	(48)	—	—	—	394
Commercial	14,060	9,558	(3,734)	82	—	19,966
Factored receivables	11,896	3,045	(4,283)	912	—	11,570
Consumer	171	221	(308)	62	—	146
Mortgage warehouse	728	139	—	—	—	867
	$35,219	$14,151	$(9,188)	$1,061	$—	$41,243
The decrease in required ACL during the three months ended September 30, 2025 is a function of net charge-offs of $9,391,000 and credit loss expense of $4,249,000.
The decrease in required ACL during the nine months ended September 30, 2025 is a function of net charge-offs of $22,992,000 and credit loss expense of $5,047,000. Included in charge-offs for the nine months ended September 30, 2025 was the $10,780,000 day-one purchased credit deteriorated ACL that was deemed uncollectible and charged off with no impact to credit loss expense.
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For all DCF models at September 30, 2025, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At September 30, 2025 as compared to December 31, 2024, the Company forecasted a modest increase in national unemployment and modest degradation in one-year percentage change in national retail sales, one-year percentage change in national home price index, and one-year percentage change in national gross domestic product. At September 30, 2025 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected small increases in the first two projected quarters followed by a decline to negative levels over the last two projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected a breakeven level in the first projected quarter followed by a steep drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected very low growth for the first two projected quarters with low levels of contraction for the final two projected quarters. At September 30, 2025, the Company used its historical prepayment speeds with minimal adjustment.
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
For the three months ended September 30, 2025, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $156,000. Changes in loan volume and mix increased the required ACL by $243,000. Changes in required specific reserves decreased the ACL by $5,542,000. Net charge-offs during the period were $9,391,000.
For the three months ended September 30, 2024, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $531,000. Changes in loan volume and mix decreased the required ACL by $1,068,000. Changes in required specific reserves increased the ACL by $2,189,000. Net charge-offs during the period were $3,522,000.
For the nine months ended September 30, 2025, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $442,000. Changes in loan volume and mix increased the required ACL by $2,029,000. Decreases in required specific reserves decreased the required ACL by $9,637,000. Net charge-offs during the period were $22,992,000.
For the nine months ended September 30, 2024, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $2,539,000. Changes on loan volume and mix had an insignificant impact on the ACL. Increases in required specific reserves increased the required ACL by $3,543,000. Net charge-offs during the period were $8,127,000.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
September 30, 2025
Commercial real estate	$25,236	$—	$—	$—	$25,236	$—
Construction, land development, land	—	—	—	—	—	—
1-4 family residential	1,038	—	—	—	1,038	—
Farmland	1,418	—	59	166	1,643	—
Commercial	281	—	44,664	11,499	56,444	1,338
Factored receivables	—	4,447	—	—	4,447	1,788
Consumer	—	—	—	18	18	—
Mortgage warehouse	—	—	—	—	—	—
Total	$27,973	$4,447	$44,723	$11,683	$88,826	$3,126
Commercial loans secured by Other collateral primarily consist of large liquid credit loans secured by the underlying enterprise values of the borrowers.

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
December 31, 2024
Commercial real estate	$30,042	$—	$—	$4,211	$34,253	$28
Construction, land development, land	2,410	—	—	—	2,410	—
1-4 family residential	810	—	—	—	810	47
Farmland	1,870	—	73	53	1,996	—
Commercial	2,196	—	52,364	18,819	73,379	9,294
Factored receivables	—	32,773	—	—	32,773	3,993
Consumer	—	—	—	116	116	—
Mortgage warehouse	—	—	—	—	—	—
Total	$37,328	$32,773	$52,437	$23,199	$145,737	$13,362
Past Due and Nonaccrual Loans
The following tables present an aging of contractually past due loans:

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
September 30, 2025
Commercial real estate	$51	$140	$6,885	$7,076	$762,238	$769,314	$—
Construction, land development, land	—	—	—	—	204,247	204,247	—
1-4 family residential	532	362	280	1,174	179,796	180,970	—
Farmland	—	234	458	692	42,516	43,208	—
Commercial	27,361	14,994	18,385	60,740	1,084,132	1,144,872	—
Factored receivables	20,566	3,781	1,300	25,647	1,398,984	1,424,631	1,300
Consumer	17	37	—	54	17,181	17,235	—
Mortgage warehouse	—	—	—	—	1,202,445	1,202,445	—
Total	$48,527	$19,548	$27,308	$95,383	$4,891,539	$4,986,922	$1,300

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
December 31, 2024
Commercial real estate	$840	$3,404	$10,363	$14,607	$763,082	$777,689	$—
Construction, land development, land	—	2,410	—	2,410	201,394	203,804	—
1-4 family residential	1,188	631	229	2,048	151,972	154,020	—
Farmland	601	140	150	891	55,475	56,366	—
Commercial	7,525	16,150	51,437	75,112	1,044,133	1,119,245	—
Factored receivables	24,828	4,193	24,718	53,739	1,150,771	1,204,510	24,718
Consumer	33	11	—	44	7,956	8,000	—
Mortgage warehouse	—	—	—	—	1,023,326	1,023,326	—
Total	$35,015	$26,939	$86,897	$148,851	$4,398,109	$4,546,960	$24,718
At December 31, 2024, the Misdirected Payments Receivable, net of customer reserves, totaled $19,361,000, all of which was considered past due 90 days or more. Given the nature of factored receivables, these assets are disclosed as past due 90 days or more still accruing; however, the Company is not recognizing income on the assets. Historically, any income recognized on factored receivables that are past due 90 days or more has not been material.
The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Total Nonaccrual	Nonaccrual With No ACL	Total Nonaccrual	Nonaccrual With No ACL
Commercial real estate	$8,382	$8,382	$11,254	$10,481
Construction, land development, land	—	—	2,410	2,410
1-4 family residential	1,011	1,011	810	763
Farmland	732	732	1,996	1,996
Commercial	56,454	48,241	73,437	45,405
Factored receivables	—	—	—	—
Consumer	18	18	116	116
Mortgage warehouse	—	—	—	—
	$66,597	$58,384	$90,023	$61,171
The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Commercial real estate	$—	$—	$76	$—
Construction, land development, land	—	—	—	2
1-4 family residential	—	4	2	5
Farmland	11	—	11	13
Commercial	14	6	17	194
Factored receivables	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
	$25	$10	$106	$214
There was no interest earned on nonaccrual loans during the three and nine months ended September 30, 2025 and 2024.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents information regarding nonperforming loans:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Nonaccrual loans	$66,597	$90,023
Nonperforming factored receivables	1,140	23,289
	$67,737	$113,312
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
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. As of September 30, 2025 and December 31, 2024, based on the most recent analysis performed, the risk category of loans is as follows:

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
September 30, 2025	2025	2024	2023	2022	2021	Prior
Commercial real estate
Pass	$149,741	$197,152	$77,733	$38,585	$69,638	$102,365	$20,596	$850	$656,660
Classified	—	—	84,063	2,717	1,344	23,834	696	—	112,654
Total commercial real estate	$149,741	$197,152	$161,796	$41,302	$70,982	$126,199	$21,292	$850	$769,314
YTD gross charge-offs	$—	$—	$116	$—	$—	$41	$—	$—	$157

Construction, land development, land
Pass	$5,265	$98,230	$98,743	$854	$787	$368	$—	$—	$204,247
Classified	—	—	—	—	—	—	—	—	—
Total construction, land development, land	$5,265	$98,230	$98,743	$854	$787	$368	$—	$—	$204,247
YTD gross charge-offs	$—	$—	$—	$—	$—	$250	$—	$—	$250

1-4 family residential
Pass	$38,798	$42,878	$17,358	$11,863	$14,262	$20,124	$30,437	$1,774	$177,494
Classified	—	—	904	82	1,121	1,317	52	—	3,476
Total 1-4 family residential	$38,798	$42,878	$18,262	$11,945	$15,383	$21,441	$30,489	$1,774	$180,970
YTD gross charge-offs	$—	$—	$—	$—	$—	$104	$—	$—	$104

Farmland
Pass	$4,866	$9,889	$4,092	$4,193	$3,809	$13,557	$1,307	$379	$42,092
Classified	—	—	—	—	—	1,116	—	—	1,116
Total farmland	$4,866	$9,889	$4,092	$4,193	$3,809	$14,673	$1,307	$379	$43,208
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$266,398	$244,635	$94,180	$40,682	$10,495	$15,399	$413,271	$1,381	$1,086,441
Classified	2,071	5,164	15,012	9,553	1,173	1,263	24,195	—	58,431
Total commercial	$268,469	$249,799	$109,192	$50,235	$11,668	$16,662	$437,466	$1,381	$1,144,872
YTD gross charge-offs	$—	$3,865	$4,834	$1,177	$271	$10,780	$—	$—	$20,927

Factored receivables
Pass	$1,420,195	$—	$—	$—	$—	$160	$—	$—	$1,420,355
Classified	4,276	—	—	—	—	—	—	—	4,276
Total factored receivables	$1,424,471	$—	$—	$—	$—	$160	$—	$—	$1,424,631
YTD gross charge-offs	$4,679	$1,408	$—	$—	$—	$—	$—	$—	$6,087

Consumer
Pass	$9,148	$1,469	$962	$288	$218	$481	$4,651	$—	$17,217
Classified	—	—	—	—	—	18	—	—	18
Total consumer	$9,148	$1,469	$962	$288	$218	$499	$4,651	$—	$17,235
YTD gross charge-offs	$356	$58	$7	$5	$—	$2	$—	$—	$428

Mortgage warehouse
Pass	$1,202,445	$—	$—	$—	$—	$—	$—	$—	$1,202,445
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$1,202,445	$—	$—	$—	$—	$—	$—	$—	$1,202,445
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$3,096,856	$594,253	$293,068	$96,465	$99,209	$152,454	$470,262	$4,384	$4,806,951
Classified	6,347	5,164	99,979	12,352	3,638	27,548	24,943	—	179,971
Total loans	$3,103,203	$599,417	$393,047	$108,817	$102,847	$180,002	$495,205	$4,384	$4,986,922
YTD gross charge-offs	$5,035	$5,331	$4,957	$1,182	$271	$11,177	$—	$—	$27,953

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2024	2024	2023	2022	2021	2020	Prior
Commercial real estate
Pass	$212,265	$77,836	$48,149	$79,860	$90,460	$28,579	$87,634	$125	$624,908
Classified	6,283	116,794	—	9,591	659	19,454	—	—	152,781
Total commercial real estate	$218,548	$194,630	$48,149	$89,451	$91,119	$48,033	$87,634	$125	$777,689
YTD gross charge-offs	$—	$—	$352	$425	$54	$—	$—	$—	$831

Construction, land development, land
Pass	$126,504	$67,977	$850	$950	$257	$178	$4,678	$—	$201,394
Classified	—	—	—	—	—	2,410	—	—	2,410
Total construction, land development, land	$126,504	$67,977	$850	$950	$257	$2,588	$4,678	$—	$203,804
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential
Pass	$45,087	$19,836	$13,458	$17,192	$6,326	$18,287	$32,144	$302	$152,632
Classified	113	626	100	204	—	254	91	—	1,388
Total 1-4 family residential	$45,200	$20,462	$13,558	$17,396	$6,326	$18,541	$32,235	$302	$154,020
YTD gross charge-offs	$—	$—	$—	$—	$—	$72	$—	$—	$72

Farmland
Pass	$14,914	$6,077	$8,726	$4,334	$6,472	$12,866	$898	$73	$54,360
Classified	68	53	1,503	—	11	371	—	—	2,006
Total farmland	$14,982	$6,130	$10,229	$4,334	$6,483	$13,237	$898	$73	$56,366
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$325,712	$125,419	$81,599	$28,177	$8,249	$8,686	$442,362	$221	$1,020,425
Classified	6,659	56,378	12,365	6,275	6,680	3	10,460	—	98,820
Total commercial	$332,371	$181,797	$93,964	$34,452	$14,929	$8,689	$452,822	$221	$1,119,245
YTD gross charge-offs	$934	$1,540	$2,209	$452	$579	$153	$351	$—	$6,218

Factored receivables
Pass	$1,170,308	$—	$—	$—	$1,429	$—	$—	$—	$1,171,737
Classified	13,412	—	—	—	19,361	—	—	—	32,773
Total factored receivables	$1,183,720	$—	$—	$—	$20,790	$—	$—	$—	$1,204,510
YTD gross charge-offs	$5,628	$1,558	$—	$—	$—	$—	$—	$—	$7,186

Consumer
Pass	$4,242	$1,710	$587	$312	$203	$720	$110	$—	$7,884
Classified	16	—	3	63	—	34	—	—	116
Total consumer	$4,258	$1,710	$590	$375	$203	$754	$110	$—	$8,000
YTD gross charge-offs	$—	$457	$20	$5	$—	$1	$—	$—	$483

Mortgage warehouse
Pass	$1,023,326	$—	$—	$—	$—	$—	$—	$—	$1,023,326
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$1,023,326	$—	$—	$—	$—	$—	$—	$—	$1,023,326
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$2,922,358	$298,855	$153,369	$130,825	$113,396	$69,316	$567,826	$721	$4,256,666
Classified	26,551	173,851	13,971	16,133	26,711	22,526	10,551	—	290,294
Total loans	$2,948,909	$472,706	$167,340	$146,958	$140,107	$91,842	$578,377	$721	$4,546,960
YTD gross charge-offs	$6,562	$3,555	$2,581	$882	$633	$226	$351	$—	$14,790

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
The following tables present the amortized cost basis of loan modifications to borrowers experiencing financial difficulty made during the reporting period:

	Term Extension
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Term Extended By
Three Months Ended September 30, 2025
Commercial	$3,550	0.3%	0.3 years
	$3,550	0.1%

Three Months Ended September 30, 2024
Commercial real estate	$194	—%	0.3 years
Commercial	17	—%	1.0 years
	$211	—%

Nine Months Ended September 30, 2025
Commercial real estate	$99,551	12.9%	0.6 years
1-4 family residential	12	—%	5.4 years
Commercial	5,490	0.5%	0.7 years
	$105,053	2.1%

Nine Months Ended September 30, 2024
Commercial real estate	$194	—%	0.8 years
Commercial	17	—%	1.0 years
Consumer	18	0.3%	6.1 years
	$229	—%

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Term Extension and Payment Delay
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Term Extended By	Payments Delayed By
Three Months Ended September 30, 2025
Commercial real estate	16,091	2.1%	0.2 years	0.2 years
	$16,091	0.3%

Three Months Ended September 30, 2024
Commercial	513	—%	0.7 years	0.7 years
	$513	—%

Nine Months Ended September 30, 2025
Commercial real estate	$16,091	2.1%	0.6 years	0.6 years
	$16,091	0.3%

Nine Months Ended September 30, 2024
Commercial	513	—%	0.7 years	0.7 years
	$513	—%

	Term Extension and Rate Reduction
			Financial Effect
				Interest Rate Reduced
(Dollars in thousands)	Amortized Cost	% of Portfolio	Term Extended By	From	To
Nine Months Ended September 30, 2024
Commercial real estate	$141	—%	1.0 years	12.5%	10.0%
	$141	—%

	Term Extension and Principal Forgiveness
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Term Extended By	Principal Forgiven
Nine Months Ended September 30, 2024
Commercial	$4,128	0.4%	1.8 years	$507
	$4,128	0.1%

	Payment Delay
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Payments Delayed By
Nine Months Ended September 30, 2025
Commercial	$523	—%	0.5 years
	$523	—%
Generally, if a loan to a borrower experiencing financial difficulty is modified, the Company will seek to obtain credit enhancements when possible.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the payment status of loans that have been modified in the last twelve months:

	September 30, 2025
(Dollars in thousands)	Current	Past Due 30-89 Days	Past Due 90 Days or More	Total
Commercial real estate	$101,829	$—	$—	$101,829
Construction, land development, land	—	—	—	—
1-4 family residential	12	—	—	12
Farmland	—	—	—	—
Commercial	5,490	523	—	6,013
Factored receivables	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
	$107,331	$523	$—	$107,854
At September 30, 2025, the Company had $69,000 of commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.
There were no loans to borrowers experiencing financial difficulty that had a payment default during the three and nine months ended September 30, 2025 and were modified in the twelve months prior to that default. There were $1,909,000 of commercial loans to a borrower experiencing financial difficulty that had a payment default during the three and nine months ended September 30, 2024 and were modified in the form of a payment delay in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.
Residential Real Estate Loans In Process of Foreclosure
At September 30, 2025 and December 31, 2024, the Company had no 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.
Other Real Estate Owned
At September 30, 2025 and December 31, 2024, the Company had $210,000 and $0 of other real estate owned, net.
NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Goodwill	$353,898	$241,949

	September 30, 2025			December 31, 2024
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,578	$(41,456)	$2,122	$43,578	$(40,310)	$3,268
Customer relationship intangibles	66,394	(26,947)	39,447	30,014	(23,053)	6,961
Software intangible assets	26,952	(17,942)	9,010	18,612	(15,168)	3,444
Other intangible assets	5,433	(3,721)	1,712	5,627	(3,041)	2,586
	$142,357	$(90,066)	$52,291	$97,831	$(81,572)	$16,259

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The changes in goodwill and intangible assets during the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Beginning balance	$409,163	$254,652	$258,208	$257,355
Acquired goodwill	—	—	111,949	—
Acquired intangible assets	—	—	44,844	2,920
Amortization of intangibles	(2,956)	(3,600)	(8,756)	(9,193)
Amortization of intangibles included in lease income	(18)	(27)	(56)	(57)
Ending balance	$406,189	$251,025	$406,189	$251,025
NOTE 6 — VARIABLE INTEREST ENTITIES
Collateralized Loan Obligation Funds – Closed
The Company holds investments in the subordinated notes of the following closed Collateralized Loan Obligation (“CLO”) funds:

(Dollars in thousands)	Offering Date	Offering Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO VI, LTD (Trinitas VI)	June 20, 2017	$717,100
The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $1,766,000 and $1,876,000 at September 30, 2025 and December 31, 2024, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.
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
NOTE 7 — LEGAL CONTINGENCIES
TBK Bank, SSB (the “Bank”), the wholly-owned bank subsidiary of the Company, is the agent bank for a $60.5 million floorplan loan facility, of which the Bank holds approximately $22.5 million, for which Tricolor Holdings, LLC (“Tricolor”) is the lead borrower. On September 10, 2025, Tricolor and its affiliates filed for Chapter 7 bankruptcy in the United States District Court for the Northern District of Texas. Public reports have surfaced alleging that Tricolor was engaged in fraud; however, the details of this alleged fraud are not yet known. The floorplan loan facility is secured by a first-priority security interest in the vehicle inventory and certain other assets of Tricolor. As of September 30, 2025, the Bank believes its collateral position adequately secures the outstanding balance of the loan facility. As the bankruptcy proceedings progress, however, the Bank may discover additional information regarding the status of Tricolor’s vehicle inventory. Other creditors have asserted that they have interests in some of the vehicles in which the Bank asserts a first-priority security interest. To the extent necessary, the bankruptcy court may ultimately have to determine the Bank’s and other creditors’ interest in specific vehicles that the Bank believes to be part of Tricolor’s vehicle inventory. The Company may also be subject to additional claims asserted by creditors or the trustee in the bankruptcy proceedings. Should any of such factual determinations or developments in the bankruptcy proceedings negatively impact the Bank’s assessment of its collateral position or otherwise have a negative impact on the Company, the Company might incur losses which could be material to our business, financial condition and results of operations.
Additionally, other various legal claims have arisen from time to time in the normal course of business which, in the opinion of management as of September 30, 2025, will have no material effect on the Company’s consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	September 30, 2025			December 31, 2024
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$91,177	$480,855	$572,032	$103,784	$486,414	$590,198
Standby letters of credit	$6,438	$4,598	$11,036	$16,630	$7,320	$23,950
Commitments to purchase loans	$—	$287	$287	$—	$9,500	$9,500
Mortgage warehouse commitments	$—	$625,792	$625,792	$—	$810,913	$810,913
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
The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At September 30, 2025 and December 31, 2024, the allowance for credit losses on off-balance sheet credit exposures totaled $2,518,000 and $2,701,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The following table presents credit loss expense for off balance sheet credit exposures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Credit loss expense (benefit)	$35	$(1,132)	$(183)	$(30)
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
Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
September 30, 2025	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$95,416	$—	$95,416
Asset-backed securities	—	851	—	851
State and municipal	—	2,819	—	2,819
CLO securities	—	277,643	—	277,643
Corporate bonds	—	261	—	261
SBA pooled securities	—	1,098	—	1,098
	$—	$378,088	$—	$378,088

Equity securities with readily determinable fair values
Mutual fund	$4,569	$—	$—	$4,569

Loans held for sale	$—	$9,741	$—	$9,741

Indemnification asset	$—	$—	$74	$74

Revenue share asset	$—	$—	$1,772	$1,772

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2024	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$84,185	$—	$84,185
Asset-backed securities	—	905	—	905
State and municipal	—	3,063	—	3,063
CLO Securities	—	291,913	—	291,913
Corporate bonds	—	262	—	262
SBA pooled securities	—	1,233	—	1,233
	$—	$381,561	$—	$381,561

Equity securities with readily determinable fair values
Mutual fund	$4,445	$—	$—	$4,445

Loans held for sale	$—	$1,172	$—	$1,172

Indemnification asset	$—	$—	$679	$679

Revenue share asset	$—	$—	$2,616	$2,616
There were no transfers between levels during 2025 or 2024.
Indemnification Asset
The fair value of the indemnification asset is calculated as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio acquired during 2020. The cash flows are discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the Consolidated Statements of Income. The indemnification asset fair value is considered a Level 3 classification. At September 30, 2025 and December 31, 2024, the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio were approximately $78,000 and $715,000, respectively, and a discount rate of 5.0% and 5.0%, respectively, was applied to calculate the present value of the indemnification asset. A reconciliation of the opening balance to the closing balance of the fair value of the indemnification asset is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Beginning balance	$270	$1,088	$679	$1,497
Indemnification asset recognized in business combination	—	—	—	—
Change in fair value of indemnification asset recognized in earnings	(196)	(205)	(605)	(614)
Indemnification reduction	—	—	—	—
Ending balance	$74	$883	$74	$883

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
At September 30, 2025 and December 31, 2024, the estimated cash payments expected to be received from the purchaser for the Company's share of future gross monthly revenue as $2,441,000 and $3,572,000, respectively, and a discount rate of 10.0% was applied to calculate the present value of the revenue share asset. A reconciliation of the opening balance to the closing balance of the fair value of the revenue share asset is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Beginning balance	$2,344	$2,789	$2,616	$2,516
Revenue share asset recognized	—	—	—	—
Change in fair value of revenue share asset recognized in earnings	(321)	416	(47)	1,295
Revenue share payments received	(251)	(301)	(797)	(907)
Ending balance	$1,772	$2,904	$1,772	$2,904
Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2025 and December 31, 2024.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
September 30, 2025	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial	$—	$—	$6,876	$6,876
Factored receivables	—	—	2,659	2,659
	$—	$—	$9,535	$9,535

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2024	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$745	$745
Commercial	—	—	18,727	18,727
Factored receivables	—	—	28,780	28,780
	$—	$—	$48,252	$48,252
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
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at September 30, 2025 and December 31, 2024 were as follows:

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
September 30, 2025		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$147,222	$147,222	$—	$—	$147,222
Securities - held to maturity	1,766	—	—	1,939	1,939
Loans not previously presented, gross	4,977,387	43,092	—	4,894,693	4,937,785
FHLB and other restricted stock	14,092	N/A	N/A	N/A	N/A
Accrued interest receivable	47,040	47,040	—	—	47,040

Financial liabilities:
Deposits	4,955,246	—	4,952,726	—	4,952,726
Federal Home Loan Bank advances	280,000	—	280,000	—	280,000
Subordinated notes	69,829	—	65,535	—	65,535
Junior subordinated debentures	42,829	—	43,913	—	43,913
Accrued interest payable	12,223	12,223	—	—	12,223

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
December 31, 2024		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$330,117	$330,117	$—	$—	$330,117
Securities - held to maturity	1,876	—	—	2,514	2,514
Loans not previously presented, gross	4,505,408	49,860	—	4,389,000	4,438,860
FHLB and other restricted stock	14,054	N/A	N/A	N/A	N/A
Accrued interest receivable	41,940	41,940	—	—	41,940

Financial liabilities:
Deposits	4,820,820	—	4,817,208	—	4,817,208
Federal Home Loan Bank advances	30,000	—	30,000	—	30,000
Subordinated notes	69,662	—	56,643	—	56,643
Junior subordinated debentures	42,352	—	43,835	—	43,835
Accrued interest payable	9,766	9,766	—	—	9,766
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2025 and December 31, 2024, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.
As of September 30, 2025 and December 31, 2024, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since September 30, 2025 that management believes have changed TBK Bank’s category.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table.

(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$684,116	12.1%	$452,532	8.0%	N/A	N/A
TBK Bank, SSB	$664,733	11.8%	$450,471	8.0%	$563,088	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$576,978	10.2%	$339,399	6.0%	N/A	N/A
TBK Bank, SSB	$628,822	11.2%	$337,853	6.0%	$450,471	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$489,149	8.6%	$254,549	4.5%	N/A	N/A
TBK Bank, SSB	$628,822	11.2%	$253,390	4.5%	$366,007	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$576,978	9.6%	$241,665	4.0%	N/A	N/A
TBK Bank, SSB	$628,822	10.4%	$241,562	4.0%	$301,952	5.0%

December 31, 2024
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$802,192	15.2%	$421,400	8.0%	N/A	N/A
TBK Bank, SSB	$784,157	15.0%	$419,480	8.0%	$524,350	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$688,025	13.1%	$316,050	6.0%	N/A	N/A
TBK Bank, SSB	$742,989	14.2%	$314,610	6.0%	$419,480	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$600,673	11.4%	$237,037	4.5%	N/A	N/A
TBK Bank, SSB	$742,989	14.2%	$235,957	4.5%	$340,827	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$688,025	12.0%	$228,843	4.0%	N/A	N/A
TBK Bank, SSB	$742,989	13.0%	$228,726	4.0%	$285,907	5.0%
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
The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at September 30, 2025 and December 31, 2024. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At September 30, 2025 and December 31, 2024, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.
NOTE 11 — STOCKHOLDERS' EQUITY
The following summarizes the capital structure of Triumph Financial, Inc.
Preferred Stock Series C

(Dollars in thousands, except per share amounts)	September 30, 2025	December 31, 2024
Shares authorized	51,750	51,750
Shares issued	45,000	45,000
Shares outstanding	45,000	45,000
Par value per share	$0.01	$0.01
Liquidation preference per share	$1,000	$1,000
Liquidation preference amount	$45,000	$45,000
Dividend rate	7.125%	7.125%
Dividend payment dates	Quarterly	Quarterly
Common Stock

(Dollars in thousands, except per share amounts)	September 30, 2025	December 31, 2024
Shares authorized	50,000,000	50,000,000
Shares issued	29,533,842	29,121,213
Treasury shares	(5,770,441)	(5,729,802)
Shares outstanding	23,763,401	23,391,411
Par value per share	$0.01	$0.01
NOTE 12 — STOCK BASED COMPENSATION
Stock based compensation expense that has been charged against income was $4,013,000 and $4,026,000 for the three months ended September 30, 2025 and 2024, respectively, and $10,274,000 and $11,092,000 for the nine months ended September 30, 2025 and 2024, respectively.
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Awards
A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2025 were as follows:

Nonvested RSAs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2025	48,868	90.18
Granted	—	—
Vested	(48,293)	90.21
Forfeited	(575)	87.77
Nonvested at September 30, 2025	—	—
RSAs granted to employees under the Omnibus Incentive Plan typically vest immediately or over four years. Compensation expense for the RSAs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of September 30, 2025, there was no unrecognized compensation cost related to nonvested RSAs.
Restricted Stock Units
A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2025 were as follows:

Nonvested RSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2025	224,568	66.07
Granted	115,572	55.77
Vested	(95,137)	69.51
Forfeited	(43,793)	59.51
Nonvested at September 30, 2025	201,210	59.95
RSUs granted to employees under the Omnibus Incentive Plan typically vest over two to four years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of September 30, 2025, there was $6,175,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 2.76 years.
Market Based Performance Stock Units
A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2025 were as follows:

Nonvested Market Based PSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2025	167,780	$93.10
Granted	115,508	93.21
Performance adjustment	(19,595)	—
Vested	(9,793)	89.79
Forfeited	(7,937)	103.82
Nonvested at September 30, 2025	245,963	$93.86

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
As of September 30, 2025, there was $13,888,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 2.18 years.
Stock Options
A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the nine months ended September 30, 2025 were as follows:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2025	257,603	$49.68
Granted	91,552	54.38
Exercised	(6,667)	32.76
Forfeited	(9,503)	64.28
Expired	(452)	$72.00
Outstanding at September 30, 2025	332,533	$50.87	6.33	$2,306

Fully vested shares and shares expected to vest at September 30, 2025	332,533	$50.87	6.33	$2,306

Shares exercisable at September 30, 2025	178,312	$44.63	4.09	$2,306
Information related to the stock options for the nine months ended September 30, 2025 and 2024 was as follows:

	Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2025	2024
Aggregate intrinsic value of options exercised	$214	$895
Cash received from option exercises, net	218	425
Tax benefit realized from option exercises	45	188
Weighted average fair value per share of options granted	$28.35	$37.30

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
As of September 30, 2025, there was $2,625,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 3.03 years.
Employee Stock Purchase Plan
During the year ended December 31, 2019, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the Company's 2019 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, 2,500,000 shares of common stock were reserved for issuance. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period. During the nine months ended September 30, 2025 and 2024, 44,048 shares and 36,649 shares, respectively, were issued under the plan.
NOTE 13 — EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Basic
Net income (loss) to common stockholders	$907	$4,546	$3,741	$9,848
Weighted average common shares outstanding	23,752,331	23,330,635	23,569,712	23,268,887
Basic earnings (loss) per common share	$0.04	$0.19	$0.16	$0.42
Diluted
Net income (loss) to common stockholders	$907	$4,546	$3,741	$9,848
Weighted average common shares outstanding	23,752,331	23,330,635	23,569,712	23,268,887
Dilutive effects of:
Assumed exercises of stock options	59,389	95,472	65,104	89,349
Restricted stock awards	—	40,259	20,410	67,805
Restricted stock units	90,675	130,331	115,441	129,047
Performance stock units - market based	18,812	128,157	20,699	117,101
Employee stock purchase program	3,651	470	4,083	1,774
Average shares and dilutive potential common shares	23,924,858	23,725,324	23,795,449	23,673,963
Diluted earnings (loss) per common share	$0.04	$0.19	$0.16	$0.42

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	181,647	64,315	141,531	43,389
Restricted stock units	—	7,500	3,750	7,818
Performance stock units - market based	77,074	—	42,846	24,798
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Payments Segment
The Payments segment derives a portion of its revenue from interest income on factored receivables and commercial loans related to invoice payments. These factored receivables consist of (i) invoices where we offer a Carrier a QuickPay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and (ii) factoring transactions where we purchase receivables payable to such freight brokers from their shipper clients. The Payments segment also offers commercial loans that result from our offering certain Brokers an additional liquidity option through the ability to settle their invoices with us on an extended term following our payment to their Carriers. There were no such commercial loans at September 30, 2025 and December 31, 2024. Such revenue falls under Topic 310 and is outside the scope of Topic 606.
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Capitalized contract costs consist of (i) deferred sales commissions that are incremental costs of obtaining customer contracts and (ii) deferred set-up costs, primarily direct payroll costs, for implementation services provided to customers prior to the launching of the Company’s products for general availability (go-live) to customers. Deferred sales commissions are amortized ratably over two years, taking into consideration the initial contract term, expected renewal periods, and sales commissions paid on such renewal periods. Deferred set-up costs are amortized ratably over four years which estimates the benefit period of the capitalized costs starting on the go-live date of the service. Deferred sales commissions and deferred set-up costs were included in other assets in the accompanying consolidated balance sheets and were $244,000 and $1,762,000, respectively, at September 30, 2025 and $319,000 and $1,354,000, respectively, at December 31, 2024. The amortization of deferred sales commissions and deferred set-up costs is included in salaries and employee benefits in the consolidated statements of income and was not significant for the nine months ended September 30, 2025 and 2024.
Given the nature of services provided, the Payments segment does not carry any material contract balances.
The table below shows the Payments segment’s revenue from transaction and network fees from external customers, which are disaggregated by customer category.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Broker fee income	$7,131	$4,804	$18,752	$13,311
Factor fee income	933	1,339	3,159	3,930
Other fee income	365	42	622	$196
Total fee income	$8,429	$6,185	$22,533	$17,437
Intelligence Segment
The services offered through the Company's Intelligence segment drive efficiency, enhance decision-making, and enable Shippers, Brokers, and Carriers to operate more profitably in a very competitive over-the-road trucking market. With Triumph’s access to data from its Intelligence network and other sources, management believes that Triumph can develop products and services to offer to logistics service providers, allowing them to better plan for peak periods, competitively source freight capacity, and allocate resources efficiently, thus improving their profitability.
The Intelligence segment earns subscription revenue for such services from fees paid by its customers to receive access to the Intelligence platform via a software as a service agreement. Subscription revenue is recorded in Fee Income on the Consolidated Statements of Income and is subject to Topic 606. The customer is charged a monthly fixed subscription fee that is typically billed up-front each month with payment due on 30 day terms and as such, revenue is deferred and recognized ratably over the month the service is provided.
The Intelligence segment's service comprises a single performance obligation to provide stand-ready access to its Intelligence platform for its customers which is satisfied over time as services are rendered. Given the nature of its services and related revenue, no significant judgments are made in applying Topic 606 and there are no refund, warranty, or similar obligations other than standard constrained service level agreements.
The Intelligence segment's contracts with its customers are usually one or two years in nature and can generally be terminated by either party without a termination penalty or refund if either party gives the other party written notice of non-renewal at least 30 days prior to the expiration of the then-current term. Unless notice is given, the contracts generally renew automatically without any significant material rights. Some of the contracts include tiered pricing, where subscription fees will increase based primarily on an increase in customer revenue; however, such tiered pricing is dependent on customer performance and is constrained until known for revenue recognition purposes. Management has concluded that this tiered pricing approach does not constitute a future material right since changes in the fee ranges are typically offered to classes of customers with similar volume.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Intelligence segment recognizes fees charged to its customers on a gross basis as subscription revenue as it is the principal in respect of completing Intelligence segment transactions. As a principal to the transaction, the Intelligence segment controls the services on its platforms. The Intelligence segment bears primary responsibility for the fulfillment of the services, contracts directly with its customers, controls the product specifications, and defines the value proposal from its services. Further, the Intelligence segment has full discretion in determining the fee charged to its customers. The Intelligence segment is also responsible for providing customer support.
Capitalized contract costs consist of (i) deferred sales commissions that are incremental costs of obtaining customer contracts and (ii) deferred set-up costs, primarily direct payroll costs, for implementation services provided to customers prior to the launching of the Company’s products for general availability (go-live) to customers. Deferred sales commissions are amortized ratably over two years, taking into consideration the initial contract term, expected renewal periods, and sales commissions paid on such renewal periods. Deferred set-up costs are amortized ratably over four years which estimates the benefit period of the capitalized costs starting on the go-live date of the service. Deferred sales commissions and deferred set-up costs were included in other assets in the accompanying consolidated balance sheets and were immaterial at September 30, 2025 and December 31, 2024. The amortization of deferred sales commissions and deferred set-up costs is included in salaries and employee benefits in the consolidated statements of income and was not significant for the nine months ended September 30, 2025 and 2024.
Given that customers are billed monthly and most of the deferred revenue is recognized by the end of each reporting period, the Intelligence segment does not carry any material contract balances at September 30, 2025 and December 31, 2024.
NOTE 15 — LESSOR OPERATING LEASES
The table below shows the Company's revenue from operating leases, which is included in non-interest income in the Company's consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Fixed payments	$389	$978	$1,071	$2,073
Variable payments	229	441	665	994
Amortization of intangibles included in lease income	(18)	(27)	(56)	$(57)
Total fee income	$600	$1,392	$1,680	$3,010
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

TRIUMPH FINANCIAL, INC.
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)					Total	Corporate
Three Months Ended September 30, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$64,931	$37,157	$6,769	$—	$108,857	$83	$108,940
Intersegment interest allocations	6,657	(9,600)	2,943	—	—	—	—
Total interest expense	19,391	6	—	—	19,397	1,710	21,107
Net interest income (expense)	52,197	27,551	9,712	—	89,460	(1,627)	87,833
Credit loss expense (benefit)	1,973	2,302	9	—	4,284	—	4,284
Net interest income after credit loss expense	50,224	25,249	9,703	—	85,176	(1,627)	83,549
Noninterest income	8,364	1,585	8,462	2,338	20,749	699	21,448
Noninterest expense:
Salaries and employee benefits	15,349	13,674	8,769	3,767	41,559	18,633	60,192
Depreciation	1,603	449	203	15	2,270	1,431	3,701
Other occupancy, furniture and equipment	2,134	525	152	17	2,828	1,333	4,161
FDIC insurance and other regulatory assessments	1,468	—	—	—	1,468	—	1,468
Professional fees	1,194	45	248	131	1,618	3,610	5,228
Amortization of intangible assets	385	193	904	1,360	2,842	114	2,956
Advertising and promotion	416	186	1,221	56	1,879	330	2,209
Communications and technology	4,541	2,251	2,713	381	9,886	2,409	12,295
Software amortization	—	952	1,550	12	2,514	354	2,868
Travel and entertainment	188	108	179	127	602	441	1,043
Other	4,393	702	1,155	70	6,320	1,273	7,593
Total noninterest expense	31,671	19,085	17,094	5,936	73,786	29,928	103,714
Net intersegment noninterest income (expense)(2)	158	463	(621)	—	—	—	—
Net income (loss) before income tax expense	$27,075	$8,212	$450	$(3,598)	$32,139	$(30,856)	$1,283

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)					Total	Corporate
Three Months Ended September 30, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$67,390	$34,905	$5,693	$—	$107,988	$87	$108,075
Intersegment interest allocations	6,711	(9,280)	2,569	—	—	—	—
Total interest expense	16,976	—	—	—	16,976	2,400	19,376
Net interest income (expense)	57,125	25,625	8,262	—	91,012	(2,313)	88,699
Credit loss expense (benefit)	3,719	328	(5)	—	4,042	221	4,263
Net interest income after credit loss expense	53,406	25,297	8,267	—	86,970	(2,534)	84,436
Noninterest income	7,538	2,170	6,322	—	16,030	1,467	17,497
Noninterest expense:
Salaries and employee benefits	17,038	12,585	9,381	—	39,004	16,443	55,447
Depreciation	1,690	520	253	—	2,463	1,478	3,941
Other occupancy, furniture and equipment	2,252	549	168	—	2,969	1,791	4,760
FDIC insurance and other regulatory assessments	679	—	—	—	679	—	679
Professional fees	900	1,759	517	—	3,176	1,558	4,734
Amortization of intangible assets	590	362	1,687	—	2,639	961	3,600
Advertising and promotion	474	219	304	—	997	419	1,416
Communications and technology	5,145	2,374	2,397	—	9,916	2,506	12,422
Software amortization	64	528	743	—	1,335	149	1,484
Travel and entertainment	242	191	375	—	808	623	1,431
Other	2,935	882	773	—	4,590	1,142	5,732
Total noninterest expense	32,009	19,969	16,598	—	68,576	27,070	95,646
Net intersegment noninterest income (expense)(2)	139	465	(604)	—	—	—	—
Net income (loss) before income tax expense	$29,074	$7,963	$(2,613)	$—	$34,424	$(28,137)	$6,287

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)					Total	Corporate
Nine Months Ended September 30, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$193,275	$108,528	$18,362	$—	$320,165	$246	$320,411
Intersegment interest allocations	17,778	(26,535)	8,757	—	—	—	—
Total interest expense	54,427	8	—	—	54,435	5,082	59,517
Net interest income (expense)	156,626	81,985	27,119	—	265,730	(4,836)	260,894
Credit loss expense (benefit)	4,699	(54)	219	—	4,864	48	4,912
Net interest income after credit loss expense	151,927	82,039	26,900	—	260,866	(4,884)	255,982
Noninterest income	23,356	5,115	22,717	4,457	55,645	2,377	58,022
Noninterest expense:
Salaries and employee benefits	47,667	40,340	27,093	8,485	123,585	55,207	178,792
Depreciation	4,889	1,420	655	29	6,993	4,607	11,600
Other occupancy, furniture and equipment	6,132	1,570	483	38	8,223	4,620	12,843
FDIC insurance and other regulatory assessments	3,089	—	—	—	3,089	—	3,089
Professional fees	4,060	(5,375)	694	4,077	3,456	7,516	10,972
Amortization of intangible assets	1,155	579	3,873	2,422	8,029	727	8,756
Advertising and promotion	1,484	663	2,271	108	4,526	985	5,511
Communications and technology	14,813	6,963	7,637	886	30,299	6,555	36,854
Software amortization	56	2,671	4,159	14	6,900	825	7,725
Travel and entertainment	732	536	1,012	375	2,655	1,499	4,154
Other	10,628	4,213	3,174	220	18,235	6,196	24,431
Total noninterest expense	94,705	53,580	51,051	16,654	215,990	88,737	304,727
Net intersegment noninterest income (expense)(2)	450	1,311	(1,761)	—	—	—	—
Net income (loss) before income tax expense	$81,028	$34,885	$(3,195)	$(12,197)	$100,521	$(91,244)	$9,277

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)					Total	Corporate
Nine Months Ended September 30, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$198,284	$101,964	$16,571	$—	$316,819	$218	$317,037
Intersegment interest allocations	20,643	(27,383)	6,740	—	—	—	—
Total interest expense	47,193	—	—	—	47,193	7,195	54,388
Net interest income (expense)	171,734	74,581	23,311	—	269,626	(6,977)	262,649
Credit loss expense (benefit)	10,207	3,859	55	—	14,121	193	14,314
Net interest income after credit loss expense	161,527	70,722	23,256	—	255,505	(7,170)	248,335
Noninterest income	21,613	7,089	17,732	—	46,434	3,229	49,663
Noninterest expense:
Salaries and employee benefits	50,580	37,709	27,736	—	116,025	49,612	165,637
Depreciation	5,203	1,572	760	—	7,535	4,010	11,545
Other occupancy, furniture and equipment	6,733	1,618	484	—	8,835	4,522	13,357
FDIC insurance and other regulatory assessments	1,973	—	—	—	1,973	—	1,973
Professional fees	3,196	3,815	1,968	—	8,979	3,854	12,833
Amortization of intangible assets	1,815	1,128	5,076	—	8,019	1,174	9,193
Advertising and promotion	1,678	694	1,173	—	3,545	1,093	4,638
Communications and technology	15,632	7,656	7,197	—	30,485	8,138	38,623
Software amortization	136	1,693	1,850	—	3,679	336	4,015
Travel and entertainment	832	696	1,308	—	2,836	1,617	4,453
Other	8,225	2,776	2,601	—	13,602	3,491	17,093
Total noninterest expense	96,003	59,357	50,153	—	205,513	77,847	283,360
Net intersegment noninterest income (expense)(2)	397	1,227	(1,624)	—	—	—	—
Net income (loss) before income tax expense	$87,534	$19,681	$(10,789)	$—	$96,426	$(81,788)	$14,638
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(2) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Three Months Ended September 30, 2025
Factoring revenue received from Payments	$—	$911	$(911)
Payments revenue received from Factoring	—	(329)	329
Banking revenue received from Payments and Factoring	158	(119)	(39)
Net intersegment noninterest income (expense)	$158	$463	$(621)

Three Months Ended September 30, 2024
Factoring revenue received from Payments	$—	$864	$(864)
Payments revenue received from Factoring	—	(289)	289
Banking revenue received from Payments and Factoring	139	(110)	(29)
Net intersegment noninterest income (expense)	$139	$465	$(604)

Nine months ended September 30, 2025
Factoring revenue received from Payments	$—	$2,732	$(2,732)
Payments revenue received from Factoring	—	(1,082)	1,082
Banking revenue received from Payments and Factoring	450	(339)	(111)
Net intersegment noninterest income (expense)	$450	$1,311	$(1,761)

Nine months ended September 30, 2024
Factoring revenue received from Payments	$—	$2,364	$(2,364)
Payments revenue received from Factoring	—	(818)	818
Banking revenue received from Payments and Factoring	397	(319)	(78)
Net intersegment noninterest income (expense)	$397	$1,227	$(1,624)
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

(Dollars in thousands)					Total	Corporate
September 30, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$4,883,051	$1,281,114	$697,816	$119,172	$6,981,153	$678,121	$(1,302,125)	$6,357,149
Gross loans	$3,559,118	$1,197,022	$230,782	$—	$4,986,922	$—	$—	$4,986,922

(Dollars in thousands)					Total	Corporate
December 31, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$5,443,452	$1,186,342	$590,063	$10,099	$7,229,956	$1,119,825	$(2,400,806)	$5,948,975
Gross loans	$3,944,146	$1,034,992	$171,668	$—	$5,150,806	$—	$(603,846)	$4,546,960

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
Overview
We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act, that offers a diversified line of banking, factoring, payments, and intelligence services. Our principal subsidiary is TBK Bank, SSB, a Texas state savings bank and the entity through which we offer substantially all of our products and services. Effective January, 1, 2025, we merged Triumph Financial Services LLC, the entity through which we previously conducted all of our factoring operations, with and into TBK Bank, SSB. As of September 30, 2025, we had consolidated total assets of $6.357 billion, total loans held for investment of $4.987 billion, total deposits of $4.955 billion and total stockholders’ equity of $919.3 million.
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
At September 30, 2025, our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Within such ecosystem, we operate our payments platform, which connects such parties to streamline and optimize the presentment, audit and payment of transportation invoices. We also act as capital provider to the Carrier industry through our factoring business. We also offer data services through our intelligence offerings. Our traditional banking operations provide stable, low cost deposits to support our operations, a diversified lending portfolio to add stability to our balance sheet, and a suite of traditional banking products and services to participants in the for-hire trucking ecosystem to deepen our relationship with such clients.
We have determined our reportable segments are Banking, Factoring, Payments and Intelligence. For the nine months ended September 30, 2025, our Banking segment generated 58% of our total segment revenue (comprised of interest and noninterest income), our Factoring segment generated 30% of our total segment revenue, our Payments segment generated 11% of our total segment revenue, and our Intelligence segment generated 1% of our total segment revenue.
Third Quarter 2025 Overview
Net income available to common stockholders for the three months ended September 30, 2025 was $0.9 million, or $0.04 per diluted share, compared to net income available to common stockholders for the three months ended September 30, 2024 of $4.5 million, or $0.19 per diluted share. For the three months ended September 30, 2025, our return on average common equity was 0.41% and our return on average assets was 0.11%.
Net income available to common stockholders for the nine months ended September 30, 2025 was $3.7 million, or $0.16 per diluted share, compared to net income available to common stockholders for the nine months ended September 30, 2024 of $9.8 million, or $0.42 per diluted share. For the nine months ended September 30, 2025, our return on average common equity was 0.58% and our return on average assets was 0.13%.
At September 30, 2025, we had total assets of $6.357 billion, including gross loans held for investment of $4.987 billion, compared to $5.949 billion of total assets and $4.547 billion of gross loans held for investment at December 31, 2024. Total loans held for investment increased $440.0 million during the nine months ended September 30, 2025. Our Banking loans, which constitute 71% of our total loan portfolio at September 30, 2025, increased from $3.340 billion in aggregate as of December 31, 2024 to $3.559 billion as of September 30, 2025, an increase of 6.6%. Our Factoring factored receivables, which constitute 24% of our total loan portfolio at September 30, 2025, increased from $1.033 billion in aggregate as of December 31, 2024 to $1.194 billion as of September 30, 2025, an increase of 15.6%. Our Payments factored receivables, which constitute 5% of our total loan portfolio at September 30, 2025, increased from $171.7 million in aggregate as of December 31, 2024 to $230.8 million as of September 30, 2025, an increase of 34.4%.
At September 30, 2025, we had total liabilities of $5.438 billion, including total deposits of $4.955 billion, compared to $5.058 billion of total liabilities and $4.821 billion of total deposits at December 31, 2024. Deposits increased $134.4 million during the nine months ended September 30, 2025.
At September 30, 2025, we had total stockholders' equity of $919.3 million. During the nine months ended September 30, 2025, total stockholders’ equity increased $28.4 million. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 10.20% and 12.09%, respectively, at September 30, 2025.
The total dollar value of invoices purchased by our Factoring segment during the three months ended September 30, 2025 was $2.998 billion with an average invoice size of $1,727. The average transportation invoice size for the three months ended September 30, 2025 was $1,690. This compares to invoice purchase volume of $2.610 billion with an average invoice size of $1,763 and average transportation invoice size of $1,724 during the same period a year ago.
Our Payments segment processed 8.8 million invoices paying Carriers a total of $10.662 billion during the three months ended September 30, 2025. This compares to processed volume of 6.3 million invoices for a total of $7.091 billion during the same period a year ago.
2025 Items of Note
Restructuring Activities
In August 2025, we announced a reduction in force involving approximately 5% of our workforce, as well as other cost saving initiatives including non-headcount related reductions in facilities, legacy technology, vendor spend, and travel. These actions are part of our initiatives to re-balance our cost structure in light of technology investments that have delivered significant efficiencies across the organization. These advancements have reduced the need for certain roles and prompted a reorganization of teams and responsibilities to better serve our transportation verticals. We believe these actions will strengthen our competitive position, enhance operational agility, and support sustainable long-term growth.
During the three months ended September 30, 2025, we recognized $3.1 million of expense related to the reduction in force, which consisted primarily of one-time termination charges arising from severance obligations and other customary employee benefit payments made in connection with a reduction in force. These costs were included in salaries and benefits expense in the consolidated statements of income and for segment reporting, $0.5 million of the expense was recognized by the Banking segment, $1.1 million was recognized by the Factoring segment, $0.5 million was recognized by the Payments segment, $0.2 million was recognized by the Intelligence segment, and $0.8 million was allocated to the corporate and other category. The Company also recognized $1.3 million of expense during the three months ended September 30, 2025 related to the cost saving initiatives, which consisted primarily of one-time contract amendment fees. These costs were included in professional fees in the consolidated statements of income and were allocated to the corporate and other category for segment reporting.
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
USPS Settlement
At June 30, 2025, we carried a receivable (the “Misdirected Payments Receivable”) payable by the United States Postal Service (“USPS”) arising from accounts factored to a large carrier. The balance of such Misdirected Payments Receivable, net of customer reserves, was $19.4 million. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputed their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We were a party to litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. On June 30, 2025, we reached an agreement with the USPS ("the USPS Settlement") whereby the USPS agreed to pay us $47.5 million to settle the litigation in the United States Court of Federal Claims and certain other related proceedings. Such settlement was entered into as part of a global settlement of the disputes related to the Misdirected Payments Receivable, other amounts we asserted were due to us from USPS for other balances owed to us as a result of their failure to honor our notices of assignment, and certain claims of the large carrier involved in this matter against the USPS for underpayment on certain transportation contracts in which we had a security interest. We received the full $47.5 million settlement proceeds on July 10, 2025. The proceeds of the USPS Settlement were applied as follows:
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
The USPS Settlement had a $12.4 million and $11.5 million positive impact on pretax net income for the three months ended June 30, 2025 and nine months ended September 30, 2025, respectively made up of the prior period impacts of the interest and fees, legal expense recovery, and the recovery of the previously charged-off acquired over-formula advances. The $19.4 million Misdirected Payments Receivable balance was legally discharged upon receipt of the settlement proceeds on July 10, 2025.
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

Trucking transportation and factoring
The largest driver of changes in revenue at our Factoring segment, and to a lesser extent, our Payments segment, is fluctuation in the freight markets, particularly in brokered freight, which is priced largely off the spot market (a reflection of real-time balance of carrier supply and shipper demand in the market) and subject to variability in diesel prices. The softness in freight during 2023, 2024, and 2025 was a combination of falling volumes and excess capacity. In recent quarters, average rates per mile have decreased and returned spot rates to levels last seen in 2019. For the spot rate market, the drop was a little higher than the drop in diesel prices over the same period. Spot rates had fallen below the cost per mile to operate for many carriers. As a result, we have observed a number of small and medium-sized trucking companies either leave the market by signing on with larger carriers or electing to sell their fleets or companies and move on to other endeavors, though the pace of these exits has slowed recently. The confluence of these circumstances has resulted in persistently low invoice prices and decreased prices of new and used equipment. Such invoice prices and prices of new and used equipment remain consistently below the years leading up to 2023. This has put pressure on the revenue of our Factoring segment as well as our equipment finance borrowers, resulting in increased equipment finance delinquencies and loan modifications. Equipment finance losses have been manageable, but continued softness in the freight markets could cause the Company to experience adverse effects on its business, financial condition, results of operations and cash flows that are not possible to predict at September 30, 2025.
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

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2025	2024	2025	2024
Income Statement Data:
Interest income	$108,940	$108,075	$320,411	$317,037
Interest expense	21,107	19,376	59,517	54,388
Net interest income	87,833	88,699	260,894	262,649
Credit loss expense (benefit)	4,284	4,263	4,912	14,314
Net interest income after credit loss expense (benefit)	83,549	84,436	255,982	248,335
Noninterest income	21,448	17,497	58,022	49,663
Noninterest expense	103,714	95,646	304,727	283,360
Net income (loss) before income taxes	1,283	6,287	9,277	14,638
Income tax expense (benefit)	(425)	940	3,132	2,386
Net income (loss)	$1,708	$5,347	$6,145	$12,252
Dividends on preferred stock	(801)	(801)	(2,404)	(2,404)
Net income available (loss) to common stockholders	$907	$4,546	$3,741	$9,848

Per Share Data:
Basic earnings (loss) per common share	$0.04	$0.19	$0.16	$0.42
Diluted earnings (loss) per common share	$0.04	$0.19	$0.16	$0.42
Weighted average shares outstanding - basic	23,752,331	23,330,635	23,569,712	23,268,887
Weighted average shares outstanding - diluted	23,924,858	23,725,324	23,795,449	23,673,963

Performance ratios - Annualized:
Return on average assets	0.11%	0.36%	0.13%	0.29%
Return on average total equity	0.73%	2.39%	0.90%	1.85%
Return on average common equity	0.41%	2.14%	0.58%	1.57%
Return on average tangible common equity (1)	0.76%	3.07%	0.94%	2.26%
Yield on loans	8.17%	8.85%	8.31%	9.01%
Cost of interest bearing deposits	2.36%	2.20%	2.24%	2.18%
Cost of total deposits	1.35%	1.23%	1.28%	1.26%
Cost of total funds	1.55%	1.57%	1.51%	1.55%
Net interest margin	6.29%	6.81%	6.40%	7.05%
Net noninterest expense to average assets	5.08%	5.29%	5.27%	5.52%

(Dollars in thousands, except per share amounts)	September 30, 2025	December 31, 2024
Balance Sheet Data:
Total assets	$6,357,149	$5,948,975
Cash and cash equivalents	147,222	330,117
Investment securities	384,423	387,882
Loans held for investment, net	4,953,373	4,506,246
Total liabilities	5,437,816	5,058,056
Noninterest bearing deposits	2,095,017	1,964,457
Interest bearing deposits	2,860,229	2,856,363
FHLB advances	280,000	30,000
Subordinated notes	69,829	69,662
Junior subordinated debentures	42,829	42,352
Total stockholders’ equity	919,333	890,919
Preferred stockholders' equity	45,000	45,000
Common stockholders' equity	874,333	845,919

Per Share Data:
Book value per share	$36.79	$36.16
Tangible book value per share (1)	$19.70	$25.13
Shares outstanding end of period	23,763,401	23,391,411

Asset Quality ratios(2):
Past due to total loans	1.91%	3.27%
Nonperforming loans to total loans	1.36%	2.49%
Nonperforming assets to total assets	1.10%	2.02%
ACL to nonperforming loans	49.53%	35.93%
ACL to total loans	0.67%	0.90%
Net charge-offs to average loans(3)	0.49%	0.31%

Capital ratios:
Tier 1 capital to average assets	9.55%	12.03%
Tier 1 capital to risk-weighted assets	10.20%	13.06%
Common equity Tier 1 capital to risk-weighted assets	8.65%	11.40%
Total capital to risk-weighted assets	12.09%	15.23%
Total stockholders' equity to total assets	14.46%	14.98%
Tangible common stockholders' equity ratio (1)	7.87%	10.33%
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
(3)Net charge-offs to average loans ratios are for the nine months ended September 30, 2025 and the year ended December 31, 2024.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2025	2024	2025	2024
Average total stockholders' equity	$925,459	$888,435	$912,725	$882,849
Average preferred stock liquidation preference	(45,000)	(45,000)	(45,000)	(45,000)
Average total common stockholders' equity	880,459	843,435	867,725	837,849
Average goodwill and other intangibles	(408,025)	(253,656)	(338,324)	(255,431)
Average tangible common equity	$472,434	$589,779	$529,401	$582,418

Net income available to common stockholders	$907	$4,546	$3,741	$9,848
Average tangible common equity	472,434	589,779	529,401	582,418
Return on average tangible common equity	0.76%	3.07%	0.94%	2.26%

Net noninterest expense to average assets ratio:
Total noninterest expense	$103,714	$95,646	$304,727	$283,360
Total noninterest income	21,448	17,497	58,022	49,663
Net noninterest expenses	$82,266	$78,149	$246,705	$233,697
Average total assets	$6,425,267	$5,871,903	$6,263,681	$5,654,804
Net noninterest expense to average assets ratio	5.08%	5.29%	5.27%	5.52%

(Dollars in thousands, except per share amounts)	September 30, 2025	December 31, 2024
Total stockholders' equity	$919,333	$890,919
Preferred stock liquidation preference	(45,000)	(45,000)
Total common stockholders' equity	874,333	845,919
Goodwill and other intangibles	(406,189)	(258,208)
Tangible common stockholders' equity	$468,144	$587,711
Common shares outstanding	23,763,401	23,391,411
Tangible book value per share	$19.70	$25.13

Total assets at end of period	$6,357,149	$5,948,975
Goodwill and other intangibles	(406,189)	(258,208)
Tangible assets at period end	$5,950,960	$5,690,767
Tangible common stockholders' equity ratio	7.87%	10.33%

Results of Operations
Three months ended September 30, 2025 compared with three months ended September 30, 2024.
Net Income
We earned net income of $1.7 million for the three months ended September 30, 2025 compared to net income of $5.3 million for the three months ended September 30, 2024, a decrease of $3.6 million or 68.1%.

	Three Months Ended September 30, 2025
(Dollars in thousands, except per share amounts)	2025	2024	$ Change	% Change
Interest income	$108,940	$108,075	$865	0.8%
Interest expense	21,107	19,376	1,731	8.9%
Net interest income	87,833	88,699	(866)	(1.0)%
Credit loss expense (benefit)	4,284	4,263	21	0.5%
Net interest income after credit loss expense (benefit)	83,549	84,436	(887)	(1.1)%
Noninterest income	21,448	17,497	3,951	22.6%
Noninterest expense	103,714	95,646	8,068	8.4%
Net income (loss) before income taxes	1,283	6,287	(5,004)	(79.6)%
Income tax expense (benefit)	(425)	940	(1,365)	(145.2)%
Net income (loss)	$1,708	$5,347	$(3,639)	(68.1)%
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

	Three Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	268,704	2,987	4.41%	563,683	7,712	5.44%
Taxable securities	388,181	5,473	5.59%	398,265	6,479	6.47%
Tax-exempt securities	2,511	16	2.53%	3,129	21	2.67%
FHLB and other restricted stock	13,176	223	6.71%	13,587	379	11.10%
Loans (1)	4,864,878	100,241	8.17%	4,200,306	93,484	8.85%
Total interest earning assets	5,537,450	108,940	7.81%	5,178,970	108,075	8.30%
Noninterest earning assets:
Cash and cash equivalents	78,149			73,924
Other noninterest earning assets	809,672			619,009
Total assets	6,425,271			5,871,903
Interest bearing liabilities:
Deposits:
Interest bearing demand	689,220	856	0.49%	721,482	987	0.54%
Individual retirement accounts	40,176	125	1.23%	47,397	158	1.33%
Money market	584,459	3,989	2.71%	580,281	4,128	2.83%
Savings	518,854	1,480	1.13%	538,367	1,609	1.19%
Certificates of deposit	228,802	1,497	2.60%	248,126	2,087	3.35%
Brokered time deposits	744,436	8,017	4.27%	404,537	5,072	4.99%
Other brokered deposits	142,814	1,568	4.36%	—	—	—%
Total interest bearing deposits	2,948,761	17,532	2.36%	2,540,190	14,041	2.20%
Federal Home Loan Bank advances	166,141	1,865	4.45%	213,424	2,936	5.47%
Subordinated notes	69,797	661	3.76%	108,984	1,227	4.48%
Junior subordinated debentures	42,729	1,049	9.74%	42,105	1,172	11.07%
Other borrowings	—	—	—%	11	—	—%
Total interest bearing liabilities	3,227,428	21,107	2.59%	2,904,714	19,376	2.65%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	2,188,828			1,991,042
Other liabilities	83,556			87,712
Total equity	925,459			888,435
Total liabilities and equity	6,425,271			5,871,903
Net interest income		87,833			88,699
Interest spread (2)			5.22%			5.65%
Net interest margin (3)			6.29%			6.81%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Three Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Banking	$3,484,400	$56,314	6.41%	$3,008,767	$52,886	6.99%
Factoring	1,167,092	37,157	12.63%	1,023,570	34,905	13.57%
Payments	213,386	6,769	12.59%	167,969	5,693	13.48%
Total loans	$4,864,878	$100,240	8.17%	$4,200,306	$93,484	8.85%
We earned net interest income of $87.8 million for the three months ended September 30, 2025 compared to $88.7 million for the three months ended September 30, 2024, a decrease of $0.9 million, or 1.0%, primarily driven by the following factors.
Interest income increased $0.9 million, or 0.8%, due to changes in average interest earning assets which increased $358.5 million, or 6.9%, including an increase in average total loans of $664.6 million, or 15.8%. The average balance of our higher yielding Factoring factored receivables increased $143.5 million, or 14.0%, and we experienced an increase in average Payments factored receivables. Average Banking loans increased $475.6 million, or 15.8% due to increases in the average balances of construction, land development, and land, residential real estate, commercial, consumer, and mortgage warehouse loans. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $1.149 billion for the three months ended September 30, 2025 compared to $762.7 million for the three months ended September 30, 2024.
Interest expense increased $1.7 million, or 8.9%, primarily driven by higher average interest-bearing liabilities which increased in total period over period, including average total interest bearing deposits which increased $408.6 million, or 16.1%. The increase in interest expense was partially offset by decreased rates on our interest bearing liabilities. Average noninterest bearing demand deposits grew $197.8 million.
Net interest margin decreased to 6.29% for the three months ended September 30, 2025 from 6.81% for the three months ended September 30, 2024, a decrease of 52 basis points or 7.6%.
The decrease in our net interest margin was most impacted by a decrease in our yield on interest earning assets of 49 basis points to 7.81% for the three months ended September 30, 2025. This decrease was primarily driven by lower yields on loans which decreased 68 basis points to 8.17% for the period. Yield on our Banking loans decreased 58 basis points period over period driving much of the decrease in the yield on our overall loan portfolio. Our yield on Factoring and Payments factored receivables also decreased period over period. Additionally, our higher yielding Factoring factored receivables as a percentage of the total loan portfolio decreased period over period which had an downward impact on our overall loan yield. Non-loan yields were lower across the board period over period.
The decrease in our net interest margin was also impacted by a decrease in our average cost of interest bearing liabilities of 6 basis points. This decrease in average cost was caused by decreased rates across our interest bearing liabilities period over period.
Our mortgage warehouse business has nearly self-funded for several quarters due to the servicing deposits of its customers. The average balance of such deposits was $838.4 million for the three months ended September 30, 2025. These deposits are noninterest bearing deposits on our balance sheet. Despite their classification, many of these deposits are not truly free of cost as our clients are compensated for these balances in the form of an earnings interest rebate rather than deposit interest. As a result, such noninterest bearing deposits decrease our loan yield rather than increase our deposit rates. It is important to note that our net interest margin is not affected by this arrangement. During the three months ended September 30, 2025, these deposits decreased our overall yield on loans by 63 bps and our overall cost of deposits and cost of funds would have been 60 bps and 56 bps higher, respectively.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing:

	Three Months Ended
	September 30, 2025 vs. 2024
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$(1,446)	$(3,279)	$(4,725)
Taxable securities	(864)	(142)	(1,006)
Tax-exempt securities	(1)	(4)	(5)
FHLB and other restricted stock	(149)	(7)	(156)
Loans	(6,937)	13,694	6,757
Total interest income	(9,397)	10,262	865
Interest bearing liabilities:
Interest bearing demand	(91)	(40)	(131)
Individual retirement accounts	(11)	(22)	(33)
Money market	(168)	29	(139)
Savings	(73)	(56)	(129)
Certificates of deposit	(464)	(126)	(590)
Brokered time deposits	(715)	3,660	2,945
Other brokered deposits	—	1,568	1,568
Total interest bearing deposits	(1,522)	5,013	3,491
Federal Home Loan Bank advances	(540)	(531)	(1,071)
Subordinated notes	(195)	(371)	(566)
Junior subordinated debentures	(138)	15	(123)
Other borrowings	—	—	—
Total interest expense	(2,395)	4,126	1,731
Change in net interest income	$(7,002)	$6,136	$(866)
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
The following table presents the major categories of credit loss expense:

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Credit loss expense (benefit) on loans	$4,249	$5,174	$(925)	(17.9)%
Credit loss expense (benefit) on off balance sheet credit exposures	35	(1,132)	1,167	103.1%
Credit loss expense (benefit) on held to maturity securities	—	221	(221)	(100.0)%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense (benefit)	$4,284	$4,263	$21	0.5%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At September 30, 2025 and June 30, 2025, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the three months ended September 30, 2025. The same was true for the same period in the prior year.
The ACL on held to maturity ("HTM") securities is estimated at each measurement date on a collective basis by major security type. At September 30, 2025 and December 31, 2024, the Company’s held to maturity securities consisted of investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At September 30, 2025 and June 30, 2025, the Company carried $3.2 million and $3.2 million, respectively, of these HTM securities at amortized cost. The required ACL on these balances was $1.4 million at September 30, 2025 and $1.4 million at June 30, 2025. We recognized no credit loss expense during the current quarter. Credit loss expense during the three months ended September 30, 2024 was $221 thousand. None of the overcollateralization triggers tied to the CLO securities were tripped as of September 30, 2025. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $33.5 million as of September 30, 2025, compared to $40.7 million as of December 31, 2024, representing an ACL to total loans ratio of 0.67% and 0.90%, respectively.
Our credit loss expense on loans decreased $0.9 million, or 17.9%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
The decrease in credit loss expense was primarily driven by changes in required specific reserves. Such specific reserves decreased $5.5 million during the three months ended September 30, 2025 compared to an increase of $2.2 million during the same period a year ago. Additionally, changes to projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods to calculate expected losses resulted in credit loss expense of $0.2 million during the three months ended September 30, 2025 compared to $0.5 million of credit loss expense during the same period a year ago.
The decrease in credit loss expense was partially offset by increased net charge-off activity. During the three months ended September 30, 2025, we had net charge-offs of $9.4 million compared to net charge-offs of $3.5 million during the same period a year ago. Further, changes in volume and mix of the loan portfolio resulted in credit loss expense of $0.2 million during the three months ended September 30, 2025 compared to a benefit to credit loss expense of $1.1 million during the same period a year ago.
Credit loss expense for off balance sheet credit exposures increased $1.2 million, primarily due to changes to outstanding commitments to fund and changes to assumed loss rates period over period.
Noninterest Income
The following table presents our major categories of noninterest income:

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Service charges on deposits	$1,847	$1,865	$(18)	(1.0)%
Card income	1,968	2,135	(167)	(7.8)%
Net gains (losses) on sale of loans	119	253	(134)	(53.0)%
Fee income	14,305	9,129	5,176	56.7%
Insurance commissions	1,481	1,472	9	0.6%
Other	1,728	2,643	(915)	(34.6)%
Total noninterest income	$21,448	$17,497	$3,951	22.6%

Noninterest income increased $4.0 million, or 22.6%. Changes in selected components of noninterest income in the above table are discussed below.
•Fee income. Fee income increased $5.2 million due to a $2.2 million increase in fee income from our Payments segment, a $2.2 million increase in fee income from our Intelligence segment mostly driven by the acquisition of Greenscreens during the three months ended September 30, 2025, and a $0.6 million increase in fee income from insurance services period over period.
•Other. Other noninterest income decreased $0.9 million due to a $0.8 million decrease in rental income generated by the property purchased by the Company during late March of 2024 period over period. Additionally, the Company experienced an unrealized loss on the market value of its revenue share asset of $0.3 million during the three months ended September 30, 2025 compared to a $0.4 million gain during the same period a year ago. These decreases were partially offset by a $0.4 million increase in bank owned life insurance income period over period.
Noninterest Expense
The following table presents our major categories of noninterest expense:

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Salaries and employee benefits	$60,192	$55,447	$4,745	8.6%
Occupancy, furniture and equipment	7,862	8,701	(839)	(9.6)%
FDIC insurance and other regulatory assessments	1,468	679	789	116.2%
Professional fees	5,228	4,734	494	10.4%
Amortization of intangible assets	2,956	3,600	(644)	(17.9)%
Advertising and promotion	2,209	1,416	793	56.0%
Communications and technology	12,295	12,422	(127)	(1.0)%
Software amortization	2,868	1,484	1,384	93.3%
Travel and entertainment	1,043	1,431	(388)	(27.1)%
Other	7,593	5,732	1,861	32.5%
Total noninterest expense	$103,714	$95,646	$8,068	8.4%
Noninterest expense increased $8.1 million, or 8.4%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $4.7 million, or 8.6%. Employee salaries and payroll taxes increased $4.4 million and $0.2 million, respectively. Included in employee salaries for the three months ended September 30, 2025 was $3.1 million of severance expense resulting from our aforementioned restructuring activities. Our average full-time equivalent employees were 1,504.0 and 1,542.3 for the three months ended September 30, 2025 and 2024, respectively. Temporary labor expense was relatively flat, bonus expense decreased $0.5 million and commissions expense increased $0.4 million period over period. Additionally, employee benefits expense such as 401(k) benefits match, employee insurance and stock based compensation increased $0.2 million.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses decreased $0.8 million, or 9.6%, with no significant individual drivers of expense reduction.
•FDIC Insurance and Other Regulatory Assessments. FDIC insurance and other regulatory assessments increased $0.8 million, or 116.2%, primarily due to increased assessments period over period.
•Amortization of Intangible Assets. Amortization of intangible assets decreased $0.6 million, or 17.9%, primarily due to additional amortization resulting from the intangible assets related to the building we acquired during March of 2024 that was incurred during the three months ended September 30, 2024, but did not repeat during the same period of the current year.
•Advertising and Promotion. Advertising and promotion increased $0.8 million, or 56.0%, primarily due to increased advertising efforts.

•Software Amortization. Software amortization expense increased $1.4 million, or 93.3%, primarily due to additional software assets coming on line during late 2024 and early 2025.
•Other. Other noninterest expense includes loan-related expenses, training and recruiting, postage, insurance, and subscription services. Other noninterest expense increased $1.9 million, or 32.5% primarily due to a $0.9 million increase in loan related expenses.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense decreased $1.3 million, from $0.9 million for the three months ended September 30, 2024 to $(0.4) million for the three months ended September 30, 2025. The effective tax rate was (33)% for the three months ended September 30, 2025, compared to 15% for the three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2025 was driven by lower actual pre-tax income, an increase in the estimated research and development tax credit and discrete tax items, and higher expected pre-tax income which dilutes the impact of our unfavorable permanent items. The effective tax rate for the three months ended September 30, 2024 was driven by an increase in the estimated research and development tax credit and higher pre-tax earnings.
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
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)					Total	Corporate
Three Months Ended September 30, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$64,931	$37,157	$6,769	$—	$108,857	$83	$108,940
Intersegment interest allocations	6,657	(9,600)	2,943	—	—	—	—
Total interest expense	19,391	6	—	—	19,397	1,710	21,107
Net interest income (expense)	52,197	27,551	9,712	—	89,460	(1,627)	87,833
Credit loss expense (benefit)	1,973	2,302	9	—	4,284	—	4,284
Net interest income after credit loss expense	50,224	25,249	9,703	—	85,176	(1,627)	83,549
Noninterest income	8,364	1,585	8,462	2,338	20,749	699	21,448
Noninterest expense:
Salaries and employee benefits	15,349	13,674	8,769	3,767	41,559	18,633	60,192
Depreciation	1,603	449	203	15	2,270	1,431	3,701
Other occupancy, furniture and equipment	2,134	525	152	17	2,828	1,333	4,161
FDIC insurance and other regulatory assessments	1,468	—	—	—	1,468	—	1,468
Professional fees	1,194	45	248	131	1,618	3,610	5,228
Amortization of intangible assets	385	193	904	1,360	2,842	114	2,956
Advertising and promotion	416	186	1,221	56	1,879	330	2,209
Communications and technology	4,541	2,251	2,713	381	9,886	2,409	12,295
Software amortization	—	952	1,550	12	2,514	354	2,868
Travel and entertainment	188	108	179	127	602	441	1,043
Other	4,393	702	1,155	70	6,320	1,273	7,593
Total noninterest expense	31,671	19,085	17,094	5,936	73,786	29,928	103,714
Net intersegment noninterest income (expense)(2)	158	463	(621)	—	—	—	—
Net income (loss) before income tax expense	$27,075	$8,212	$450	$(3,598)	$32,139	$(30,856)	$1,283

(Dollars in thousands)					Total	Corporate
Three Months Ended September 30, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$67,390	$34,905	$5,693	$—	$107,988	$87	$108,075
Intersegment interest allocations	6,711	(9,280)	2,569	—	—	—	—
Total interest expense	16,976	—	—	—	16,976	2,400	19,376
Net interest income (expense)	57,125	25,625	8,262	—	91,012	(2,313)	88,699
Credit loss expense (benefit)	3,719	328	(5)	—	4,042	221	4,263
Net interest income after credit loss expense	53,406	25,297	8,267	—	86,970	(2,534)	84,436
Noninterest income	7,538	2,170	6,322	—	16,030	1,467	17,497
Noninterest expense:
Salaries and employee benefits	17,038	12,585	9,381	—	39,004	16,443	55,447
Depreciation	1,690	520	253	—	2,463	1,478	3,941
Other occupancy, furniture and equipment	2,252	549	168	—	2,969	1,791	4,760
FDIC insurance and other regulatory assessments	679	—	—	—	679	—	679
Professional fees	900	1,759	517	—	3,176	1,558	4,734
Amortization of intangible assets	590	362	1,687	—	2,639	961	3,600
Advertising and promotion	474	219	304	—	997	419	1,416
Communications and technology	5,145	2,374	2,397	—	9,916	2,506	12,422
Software amortization	64	528	743	—	1,335	149	1,484
Travel and entertainment	242	191	375	—	808	623	1,431
Other	2,935	882	773	—	4,590	1,142	5,732
Total noninterest expense	32,009	19,969	16,598	—	68,576	27,070	95,646
Net intersegment noninterest income (expense)(2)	139	465	(604)	—	—	—	—
Net income (loss) before income tax expense	$29,074	$7,963	$(2,613)	$—	$34,424	$(28,137)	$6,287
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
(2) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Three Months Ended September 30, 2025
Factoring revenue received from Payments	$—	$911	$(911)
Payments revenue received from Factoring	—	(329)	329
Banking revenue received from Payments and Factoring	158	(119)	(39)
Net intersegment noninterest income (expense)	$158	$463	$(621)

Three Months Ended September 30, 2024
Factoring revenue received from Payments	$—	$864	$(864)
Payments revenue received from Factoring	—	(289)	289
Banking revenue received from Payments and Factoring	139	(110)	(29)
Net intersegment noninterest income (expense)	$139	$465	$(604)

(Dollars in thousands)					Total	Corporate
September 30, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$4,883,051	$1,281,114	$697,816	$119,172	$6,981,153	$678,121	$(1,302,125)	$6,357,149
Gross loans	$3,559,118	$1,197,022	$230,782	$—	$4,986,922	$—	$—	$4,986,922

(Dollars in thousands)					Total	Corporate
December 31, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$5,443,452	$1,186,342	$590,063	$10,099	$7,229,956	$1,119,825	$(2,400,806)	$5,948,975
Gross loans	$3,944,146	$1,034,992	$171,668	$—	$5,150,806	$—	$(603,846)	$4,546,960
Banking

(Dollars in thousands)	Three Months Ended September 30,
Banking	2025	2024	$ Change	% Change
Total interest income	$64,931	$67,390	$(2,459)	(3.6)%
Intersegment interest allocations	6,657	6,711	(54)	(0.8)%
Total interest expense	19,391	16,976	2,415	14.2%
Net interest income (expense)	52,197	57,125	(4,928)	(8.6)%
Credit loss expense (benefit)	1,973	3,719	(1,746)	(46.9)%
Net interest income after credit loss expense	50,224	53,406	(3,182)	(6.0)%
Noninterest income	8,364	7,538	826	11.0%
Noninterest expense:
Salaries and employee benefits	15,349	17,038	(1,689)	(9.9)%
Depreciation	1,603	1,690	(87)	(5.1)%
Other occupancy, furniture and equipment	2,134	2,252	(118)	(5.2)%
FDIC insurance and other regulatory assessments	1,468	679	789	116.2%
Professional fees	1,194	900	294	32.7%
Amortization of intangible assets	385	590	(205)	(34.7)%
Advertising and promotion	416	474	(58)	(12.2)%
Communications and technology	4,541	5,145	(604)	(11.7)%
Software amortization	—	64	(64)	(100.0)%
Travel and entertainment	188	242	(54)	(22.3)%
Other	4,393	2,935	1,458	49.7%
Total noninterest expense	31,671	32,009	(338)	(1.1)%
Net intersegment noninterest income (expense)	158	139	19	13.7%
Operating income (loss)	$27,075	$29,074	$(1,999)	(6.9)%
Our Banking segment’s operating income decreased $2.0 million, or 6.9%.
Interest income decreased $2.5 million, or 3.6%, at our Banking segment primarily as a result of decreased yields at our Banking segment in spite of increased average balances of interest earning assets. While average loans in our Banking segment, excluding intersegment loans, increased 15.8% from $3.009 billion for the three months ended September 30, 2024 to $3.484 billion for the three months ended September 30, 2025, this increase was partially offset by decreased yields. Outside of loans, all categories of interest earning assets at our Banking segment experienced decreased yields and the average cash and cash equivalents balance decreased period over period as a result of the Greenscreens acquisition during the second quarter of 2025.
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
Interest expense increased $2.4 million, or 14.2%, primarily driven by higher average interest-bearing liabilities which increased in total period over period, including average total interest bearing deposits which increased $408.6 million, or 16.1%. The increase in interest expense was partially offset by decreased rates on our interest bearing liabilities. Further, our Banking segment experienced an increased usage of higher-priced brokered time deposits period over period.
Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $1.9 million for the three months ended September 30, 2025 compared to credit loss expense on loans of $4.0 million for the three months ended September 30, 2024. The decrease in credit loss expense was the result of decreased required specific reserves at our Banking segment and a decrease driven by changes to the projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods. Such decreases were partially offset by an increase driven by changes in the volume and mix of our Banking segment's loan portfolio period over period and an increase in net charge-offs period over period.
Credit loss expense for off balance sheet credit exposures increased $0.3 million, from a benefit of $0.3 million of credit loss expense for the three months ended September 30, 2024 to an insignificant amount for the three months ended September 30, 2025, primarily due to changes to outstanding commitments to fund and changes to assumed loss rates period over period.
Noninterest income at our Banking segment increased period over period due to a $0.6 million increase in fee income and a $0.4 million increase in bank owned life insurance income period over period.
Noninterest expense at our Banking segment decreased period over period the details of which are illustrated in the table above. For the three months ended September 30, 2025, salaries and benefits expense included $0.5 million of expense resulting from our aforementioned restructuring activities.
Year to date, our aggregate outstanding balances for our banking products, excluding intercompany loans, has increased $218.8 million, or 6.6%, to $3.559 billion as of September 30, 2025. The following table sets forth our banking loans:

(Dollars in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
Banking
Commercial real estate	$769,314	$777,689	$(8,375)	(1.1)%
Construction, land development, land	204,247	203,804	443	0.2%
1-4 family residential	180,970	154,020	26,950	17.5%
Farmland	43,208	56,366	(13,158)	(23.3)%
Commercial - General	285,571	285,469	102	—%
Commercial - Agriculture	49,742	49,365	377	0.8%
Commercial - Equipment	564,984	511,855	53,129	10.4%
Commercial - Asset-based lending	198,809	205,353	(6,544)	(3.2)%
Commercial - Liquid Credit	42,593	65,053	(22,460)	(34.5)%
Consumer	17,235	8,000	9,235	115.4%
Mortgage Warehouse	1,202,445	1,023,326	179,119	17.5%
Total banking loans	$3,559,118	$3,340,300	$218,818	6.6%

Factoring

(Dollars in thousands)	Three Months Ended September 30,
Factoring	2025	2024	$ Change	% Change
Total interest income	$37,157	$34,905	$2,252	6.5%
Intersegment interest allocations	(9,600)	(9,280)	(320)	(3.4)%
Total interest expense	6	—	6	100.0%
Net interest income (expense)	27,551	25,625	1,926	7.5%
Credit loss expense (benefit)	2,302	328	1,974	601.8%
Net interest income (expense) after credit loss expense	25,249	25,297	(48)	(0.2)%
Noninterest income	1,585	2,170	(585)	(27.0)%
Noninterest expense:
Salaries and employee benefits	13,674	12,585	1,089	8.7%
Depreciation	449	520	(71)	(13.7)%
Other occupancy, furniture and equipment	525	549	(24)	(4.4)%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	45	1,759	(1,714)	(97.4)%
Amortization of intangible assets	193	362	(169)	(46.7)%
Advertising and promotion	186	219	(33)	(15.1)%
Communications and technology	2,251	2,374	(123)	(5.2)%
Software amortization	952	528	424	80.3%
Travel and entertainment	108	191	(83)	(43.5)%
Other	702	882	(180)	(20.4)%
Total noninterest expense	19,085	19,969	(884)	(4.4)%
Net intersegment noninterest income (expense)	463	465	(2)	(0.4)%
Net income (loss) before income tax expense	$8,212	$7,963	$249	3.1%

	Three Months Ended September 30,
	2025	2024
Factored receivable period end balance	$1,193,849,000	$1,031,633,000
Commercial loans period end balance	$3,173,000	$2,150,000
Yield on average receivable balance	12.63%	13.57%
Current quarter charge-off rate	0.33%	0.07%
Factored receivables - transportation concentration	96%	97%

Interest income, including fees	$37,157,000	$34,905,000
Non-interest income	1,585,000	2,170,000
Intersegment noninterest income	911,000	864,000
Factored receivable total revenue	39,653,000	37,939,000
Average net funds employed	1,097,229,000	915,257,000
Yield on average net funds employed	14.34%	16.49%

Operating income (loss)	$8,212,000	$7,963,000
Factoring total revenue	$39,653,000	$37,939,000
Operating margin(1)	20.71%	20.99%

Accounts receivable purchased	$2,997,895,000	$2,610,177,000
Number of invoices purchased	1,735,860	1,480,824
Average invoice size	$1,727	$1,763
Average invoice size - transportation	$1,690	$1,724
Average invoice size - non-transportation	$4,381	$4,940
(1)Operating margin is a non-GAAP financial measure used as a supplemental measure to evaluate the performance of our Factoring segment. It provides meaningful supplemental information regarding the segment's operational performance and enhances investors' overall understanding of the Factoring segment's profitability and operational efficiency.
Our Factoring segment’s operating income increased $0.2 million, or 3.1%.
Our average invoice size decreased 2.0% from $1,763 for the three months ended September 30, 2024 to $1,727 for the three months ended September 30, 2025. This decrease is the result of a broad drop in transportation invoice prices across the industry as well as a change in mix as we add more short-haul fleets to our factoring purchases. That said, the number of invoices purchased increased 17.2% period over period.
Net interest income at our Factoring segment increased period over period. Overall average net funds employed (“NFE”) increased 19.9% during the three months ended September 30, 2025 compared to the same period in 2024. The increase in average NFE was the result of increased invoice purchase volume in the face of decreased average invoice sizes. See further discussion under the Recent Developments: Trucking Transportation section. We maintained a high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was at 96% at September 30, 2025 and 97% at September 30, 2024. Net interest income at our Factoring segment was also impacted by a relatively flat intersegment interest allocation charge period over period driven by decreased rates in the macroeconomy offset by higher average balances at our Factoring segment.
Credit loss expense at our Factoring segment is made up of credit loss expense related to factored receivables and loans at our Factoring segment as well as credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to factored receivables and loans was $2.3 million for the three months ended September 30, 2025 compared to credit loss expense on factored receivables of $1.2 million for the three months ended September 30, 2024. The increase in credit loss expense on factored receivables and loans was driven by increased net charge-offs at our Factoring segment as well as an increase in required ACL driven by changes in volume and mix of the portfolio period over period. These increases were partially offset by decreases in required specific reserves period over period. Changes to loss assumptions period over period did not have a meaningful impact to credit loss expense during either period.

There was a benefit to credit loss expense for off balance sheet credit exposures of $0.9 million during the three months ended September 30, 2024. There was no credit loss expense related to off balance sheet credit exposures during the three months ended September 30, 2025 as there were no such commitments to lend at that time.
Noninterest income at our Factoring segment decreased period over period primarily driven by a $0.3 million unrealized loss on the market value of the Factoring segment's revenue share asset during the three months ended September 30, 2025 compared to a $0.4 million gain during the same period a year ago.
Noninterest expense at our Factoring segment decreased period over period the details of which are illustrated in the table above. For the three months ended September 30, 2025, salaries and benefits expense included $1.1 million of expense resulting from our aforementioned restructuring activities.
Payments

(Dollars in thousands)	Three Months Ended September 30,
Payments	2025	2024	$ Change	% Change
Total interest income	$6,769	$5,693	$1,076	18.9%
Intersegment interest allocations	2,943	2,569	374	14.6%
Total interest expense	—	—	—	—%
Net interest income (expense)	9,712	8,262	1,450	17.6%
Credit loss expense (benefit)	9	(5)	14	280.0%
Net interest income after credit loss expense	9,703	8,267	1,436	17.4%
Noninterest income	8,462	6,322	2,140	33.9%
Noninterest expense:
Salaries and employee benefits	8,769	9,381	(612)	(6.5)%
Depreciation	203	253	(50)	(19.8)%
Other occupancy, furniture and equipment	152	168	(16)	(9.5)%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	248	517	(269)	(52.0)%
Amortization of intangible assets	904	1,687	(783)	(46.4)%
Advertising and promotion	1,221	304	917	301.6%
Communications and technology	2,713	2,397	316	13.2%
Software amortization	1,550	743	807	108.6%
Travel and entertainment	179	375	(196)	(52.3)%
Other	1,155	773	382	49.4%
Total noninterest expense	17,094	16,598	496	3.0%
Net intersegment noninterest income (expense)	(621)	(604)	(17)	(2.8)%
Net income (loss) before income tax expense	$450	$(2,613)	$3,063	117.2%

	Three Months Ended September 30,
	2025	2024
Supply chain financing factored receivables	$157,662,000	$101,336,000
QuickPay factored receivables	73,120,000	68,526,000
Factored receivable period end balance	$230,782,000	$169,862,000

Supply chain finance interest income	$3,895,000	$2,897,000
QuickPay interest income	2,874,000	2,796,000
Intersegment interest income	2,943,000	2,569,000
Total interest income	9,712,000	8,262,000
Broker noninterest income	7,131,000	4,804,000
Factor noninterest income	933,000	1,339,000
Other noninterest income	398,000	179,000
Intersegment noninterest income	329,000	289,000
Total noninterest income	8,791,000	6,611,000
Total revenue	$18,503,000	$14,873,000

Credit loss expense (benefit)	9,000	(5,000)
Noninterest expense	17,094,000	16,598,000
Intersegment noninterest expense	950,000	893,000
Total expense	$18,053,000	$17,486,000

Operating income (loss)	$450,000	$(2,613,000)
Depreciation expense	203,000	253,000
Software amortization expense	1,550,000	743,000
Intangible amortization expense	904,000	1,687,000
Earnings (losses) before interest, taxes, depreciation, and amortization	$3,107,000	$70,000

EBITDA margin(1)	16.8%	0.5%

Number of invoices processed	8,826,848	6,278,246
Amount of payments processed	$10,662,418,000	$7,091,493,000
Network invoice volume	1,057,606	661,628
Network payment volume	$1,696,817,000	$1,063,228,000
(1)Earnings (losses) before interest, taxes, depreciation, and amortization ("EBITDA") and EBITDA margin (the ratio of EBITDA to total revenue) are non-GAAP financial measures used to provide meaningful supplemental information regarding the segment's operational performance and to enhance investors' overall understanding of such financial performance.
Our Payments segment's operating loss decreased $3.1 million, or 117.2%.
The number of invoices processed by our Payments segment increased 40.6% from 6,278,246 for the three months ended September 30, 2024 to 8,826,848 for the three months ended September 30, 2025, and the amount of payments processed increased 50.4% from $7.091 billion for the three months ended September 30, 2024 to $10.662 billion for the three months ended September 30, 2025.
A "network transaction" occurs when a fully integrated payor payments client receives an invoice from a fully integrated payee payments client. All network transactions are included in our payment processing volume above. These transactions are facilitated through our payments application programming interfaces ("APIs") with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. During the three months ended September 30, 2025, we processed 1,057,606 network invoices representing a network payment volume of $1.697 billion. During the three months ended September 30, 2024, we processed 661,628 network invoices representing a network payment volume of $1.063 billion.

Net interest income increased due to increased average balance of interest earning assets at our Payments segment and increased intersegment interest allocation period over period. These increases were partially offset by decreased average rates at our Payments segment.
Noninterest income increased due to a $2.2 million increase in fee income earned from our payments and audit business during the three months ended September 30, 2025 compared to the same period a year ago.
Noninterest expense at our Payments segment decreased period over period the details of which are illustrated in the table above. For the three months ended September 30, 2025, salaries and benefits expense included $0.5 million of expense resulting from our aforementioned restructuring activities.
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
Intelligence

(Dollars in thousands)	Three Months Ended September 30,
Intelligence	2025	2024
Total interest income	$—	$—
Intersegment interest allocations	—	—
Total interest expense	—	—
Net interest income (expense)	—	—
Credit loss expense (benefit)	—	—
Net interest income (expense) after credit loss expense	—	—
Other noninterest income	2,338	—
Noninterest expense:
Salaries and employee benefits	3,767	—
Depreciation	15	—
Other occupancy, furniture and equipment	17	—
FDIC insurance and other regulatory assessments	—	—
Professional fees	131	—
Amortization of intangible assets	1,360	—
Advertising and promotion	56	—
Communications and technology	381	—
Software amortization	12	—
Travel and entertainment	127	—
Other	70	—
Total noninterest expense	5,936	—
Net income (loss) before income tax expense	$(3,598)	$—

(Dollars in thousands)	Three Months Ended
Intelligence	September 30, 2025
Revenue	$2,338
Cost of revenue	266
Gross profit	2,072
Selling, general and administrative costs	5,670
Pre-tax operating income (loss)	(3,598)

Gross Margin(1)	89%
*prior period not meaningful
(1)Gross margin is a non-GAAP financial measure used as supplemental measure to evaluate the performance of our Intelligence segment. Cost of revenues is comprised primarily of salaries and benefits and communications and technology costs for employees providing services to the Company's customers. This includes the costs of the Company's personnel performing integration, customer support, third-party data center and customer training activities. Cost of revenues also includes the direct costs of third party hosting services as well as costs related to bad debt expense. We have elected to exclude amortization expense of capitalized developed software and acquired technology, as well as allocations of fixed asset depreciation expense and occupancy expenses from cost of revenues.
Our Intelligence segment's operating loss for the three months ended September 30, 2025 was $3.6 million. As previously disclosed, prior to the fourth quarter of 2024, the data intelligence line of business did not exist. Therefore, there are no comparative periods to discuss regarding our Intelligence segment. As illustrated in the table above, to date, the majority of the expenses related to our Intelligence segment are salaries and amortization of intangible assets related to the acquisition of Greenscreens.
Corporate and Other

(Dollars in thousands)	Three Months Ended September 30,
Corporate and Other	2025	2024	$ Change	% Change
Total interest income	$83	$87	$(4)	(4.6)%
Intersegment interest allocations	—	—	—	—
Total interest expense	1,710	2,400	(690)	(28.8)%
Net interest income (expense)	(1,627)	(2,313)	686	29.7%
Credit loss expense (benefit)	—	221	(221)	(100.0)%
Net interest income (expense) after credit loss expense	(1,627)	(2,534)	907	35.8%
Other noninterest income	699	1,467	(768)	(52.4)%
Noninterest expense:
Salaries and employee benefits	18,633	16,443	2,190	13.3%
Depreciation	1,431	1,478	(47)	(3.2)%
Other occupancy, furniture and equipment	1,333	1,791	(458)	(25.6)%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	3,610	1,558	2,052	131.7%
Amortization of intangible assets	114	961	(847)	(88.1)%
Advertising and promotion	330	419	(89)	(21.2)%
Communications and technology	2,409	2,506	(97)	(3.9)%
Software amortization	354	149	205	137.6%
Travel and entertainment	441	623	(182)	(29.2)%
Other	1,273	1,142	131	11.5%
Total noninterest expense	29,928	27,070	2,858	10.6%
Net income (loss) before income tax expense	$(30,856)	$(28,137)	$(2,719)	(9.7)%

Corporate and other is not a reportable segment, but rather includes certain revenue and expense from the Company's holding company as well as activities not allocated to specific business segments. Corporate and other reported an operating loss of $30.9 million for the three months ended September 30, 2025 compared to an operating loss of $28.1 million for the three months ended September 30, 2024.
The increased operating loss was driven by increased noninterest expense which was the result of a $2.2 million increase in salaries and benefits expense and a $2.1 million increase in professional fees. For the three months ended September 30, 2025, salaries and benefits expense and professional fees included $0.8 million and $1.3 million of expense resulting from our aforementioned restructuring activities, respectively. Noninterest income at our Corporate segment decreased primarily due to a $0.8 million decrease in rental income generated by the property purchased by the Company during late March of 2024 period over period. Additionally, Corporate experienced a $0.7 million decrease in interest expense period over period as a result of decreased average borrowings.
Results of Operations
Nine months ended September 30, 2025 compared with nine months ended September 30, 2024
Net Income
We earned net income of $6.1 million for the nine months ended September 30, 2025 compared to $12.3 million for the nine months ended September 30, 2024, a decrease of $6.2 million or 49.8%.

	Nine Months Ended September 30, 2025
(Dollars in thousands, except per share amounts)	2025	2024	$ Change	% Change
Interest income	$320,411	$317,037	$3,374	1.1%
Interest expense	59,517	54,388	5,129	9.4%
Net interest income	260,894	262,649	(1,755)	(0.7)%
Credit loss expense (benefit)	4,912	14,314	(9,402)	(65.7)%
Net interest income after credit loss expense (benefit)	255,982	248,335	7,647	3.1%
Noninterest income	58,022	49,663	8,359	16.8%
Noninterest expense	304,727	283,360	21,367	7.5%
Net income (loss) before income taxes	9,277	14,638	(5,361)	(36.6)%
Income tax expense (benefit)	3,132	2,386	746	31.3%
Net income (loss)	$6,145	$12,252	$(6,107)	(49.8)%
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

	Nine Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	$349,221	$11,611	4.45%	$463,081	$18,945	5.46%
Taxable securities	392,203	16,470	5.61%	349,710	17,306	6.61%
Tax-exempt securities	2,531	48	2.54%	3,263	68	2.78%
FHLB and other restricted stock	14,937	718	6.43%	11,619	845	9.71%
Loans (1)	4,688,787	291,564	8.31%	4,147,308	279,873	9.01%
Total interest earning assets	5,447,679	320,411	7.86%	4,974,981	317,037	8.51%
Noninterest earning assets:
Cash and cash equivalents	75,444			80,197
Other noninterest earning assets	740,560			599,626
Total assets	$6,263,683			$5,654,804
Interest bearing liabilities:
Deposits:
Interest bearing demand	$714,847	$2,626	0.49%	$733,930	$3,002	0.55%
Individual retirement accounts	41,650	389	1.25%	49,574	497	1.34%
Money market	593,943	11,800	2.66%	571,860	12,196	2.85%
Savings	518,871	4,202	1.08%	537,825	4,411	1.10%
Certificates of deposit	228,588	4,538	2.65%	256,297	5,897	3.07%
Brokered time deposits	643,243	21,055	4.38%	374,162	14,508	5.18%
Other brokered deposits	85,793	2,824	4.40%	29,577	1,202	5.43%
Total interest bearing deposits	2,826,935	47,434	2.24%	2,553,225	41,713	2.18%
Federal Home Loan Bank advances	209,487	7,001	4.47%	132,828	5,481	5.51%
Subordinated notes	69,747	2,004	3.84%	108,864	3,676	4.51%
Junior subordinated debentures	42,583	3,078	9.66%	41,952	3,518	11.20%
Other borrowings	—	—	—%	4	—	—%
Total interest bearing liabilities	3,148,752	59,517	2.53%	2,836,873	54,388	2.56%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	2,120,926			1,852,360
Other liabilities	81,279			82,722
Total equity	912,725			882,849
Total liabilities and equity	$6,263,682			$5,654,804
Net interest income		$260,894			$262,649
Interest spread (2)			5.33%			5.95%
Net interest margin (3)			6.40%			7.05%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Nine Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Banking	$3,368,907	$164,675	6.54%	$2,992,402	$161,338	7.20%
Factoring	1,122,584	108,528	12.93%	980,847	101,964	13.89%
Payments	197,296	18,362	12.44%	174,059	16,571	12.72%
Total loans	$4,688,787	$291,565	8.31%	$4,147,308	$279,873	9.01%
We earned net interest income of $260.9 million for the nine months ended September 30, 2025 compared to $262.6 million for the nine months ended September 30, 2024, a decrease of $1.7 million, or 0.6%, primarily driven by the following factors.
Interest income increased $3.4 million, or 1.1%, due to changes in average interest earning assets which increased $472.7 million, or 9.5% including an increase in average total loans of $541.5 million, or 13.1%. The average balance of our higher yielding Factoring factored receivables increased $141.7 million, or 14.5%, and we experienced an increase in average Payments factored receivables. We experienced an increase in average Banking loans of $376.5 million, or 12.6% due to increases in the average balances of construction, land development, and land, residential real estate, commercial, consumer, and mortgage warehouse loans. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $1.052 billion for the nine months ended September 30, 2025 compared to $693.0 million for the nine months ended September 30, 2024.
Interest expense increased $5.1 million, or 9.4%, primarily driven by higher average interest-bearing liabilities which increased in total period over period, including average total interest bearing deposits which increased $273.7 million, or 10.7%. The increase in interest expense was partially offset by decreased rates on our interest bearing liabilities. Average noninterest bearing deposits grew $268.6 million.
Net interest margin decreased to 6.40% for the nine months ended September 30, 2025 from 7.05% for the nine months ended September 30, 2024, a decrease of 65 basis points, or 9.2%.
Our net interest margin was impacted by a decrease in yield on our interest earning assets of 65 basis points to 7.86% for the nine months ended September 30, 2025. This decrease was primarily driven by lower yields on loans which decreased 70 basis points to 8.31% for the period. Yield on our Banking loans decreased 66 basis points period over period driving much of the decrease in the yield on our overall loan portfolio. Our yield on Factoring and Payments factored receivables also decreased period over period. That said, our higher yielding Factoring and Payments factored receivables as a percentage of the total loan portfolio increased period over period which had an upward impact on our overall loan yield. Non-loan yields were lower across the board period over period.
The decrease in our net interest margin was also impacted by a decrease in our average cost of interest bearing liabilities of 3 basis points. This decrease in average cost was caused by decreased rates across our interest bearing liabilities period over period.
Our mortgage warehouse business has nearly self-funded for several quarters due to the servicing deposits of its customers. The average balance of such deposits was $755.3 million for the nine months ended September 30, 2025. These deposits are noninterest bearing deposits on our balance sheet. Despite their classification, many of these deposits are not truly free of cost as our clients are compensated for these balances in the form of an earnings interest rebate rather than deposit interest. As a result, such noninterest bearing deposits decrease our loan yield rather than increase our deposit rates. It is important to note that our net interest margin is not affected by this arrangement. During the nine months ended September 30, 2025, these deposits decreased our overall yield on loans by 50 bps and our overall cost of deposits and cost of funds would have been 48 bps and 45 bps higher, respectively.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing liabilities:

	Nine Months Ended
	September 30, 2025 vs. 2024
	Increase (Decrease) Due to:		Net Increase
(Dollars in thousands)	Rate	Volume
Interest earning assets:
Cash and cash equivalents	$(3,548)	$(3,786)	$(7,334)
Taxable securities	(2,620)	1,784	(836)
Tax-exempt securities	(6)	(14)	(20)
FHLB and other restricted stock	(286)	159	(127)
Loans	(21,980)	33,671	11,691
Total interest income	(28,440)	31,814	3,374
Interest bearing liabilities:
Interest bearing demand	(306)	(70)	(376)
Individual retirement accounts	(34)	(74)	(108)
Money market	(835)	439	(396)
Savings	(56)	(153)	(209)
Certificates of deposit	(809)	(550)	(1,359)
Brokered time deposits	(2,261)	8,808	6,547
Other brokered deposits	(228)	1,850	1,622
Total interest bearing deposits	(4,529)	10,250	5,721
Federal Home Loan Bank advances	(1,042)	2,562	1,520
Subordinated notes	(548)	(1,124)	(1,672)
Junior subordinated debentures	(486)	46	(440)
Other borrowings	—	—	—
Total interest expense	(6,605)	11,734	5,129
Change in net interest income	$(21,835)	$20,080	$(1,755)
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
The following table presents the major categories of credit loss expense:

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Credit loss expense on loans	$5,047	$14,151	$(9,104)	(64.3)%
Credit loss expense on off balance sheet credit exposures	(183)	(30)	(153)	(510.0)%
Credit loss expense on held to maturity securities	48	193	(145)	(75.1)%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense	$4,912	$14,314	$(9,402)	(65.7)%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At December 31, 2024 and September 30, 2025, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the nine months ended September 30, 2025. The same was true for the same period in the prior year.
The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At September 30, 2025 and December 31, 2024, the Company’s held to maturity securities consisted investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At September 30, 2025 and December 31, 2024, the Company carried $3.2 million and $5.4 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $1.4 million at September 30, 2025 and $3.5 million at December 31, 2024. During the nine months ended September 30, 2025, the Company charged off one of its three investments in these CLO funds in the amount of $2.2 million. The charge-off was fully reserved in a prior period and as a result, there was no impact to credit loss expense during the nine months ended September 30, 2025. We recognized credit loss expense of $48 thousand during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, we recognized credit loss expense of $193 thousand. None of the overcollateralization triggers tied to the CLO securities were tripped as of September 30, 2025. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $33.5 million as of September 30, 2025, compared to $40.7 million as of December 31, 2024, representing an ACL to total loans ratio of 0.67% and 0.90% respectively.
Our credit loss expense on loans decreased $9.1 million, or 64.3%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
During the nine months ended September 30, 2025, the Company acquired a $23.4 million nonperforming loan for $3.3 million. The loan was purchased credit deteriorated ("PCD") and therefore, a $10.8 million ACL was established on Day 1 resulting in a discount of $9.3 million. Prior to September 30, 2025, the Company determined that the $10.8 million ACL was uncollectible and charged off the entire amount. Such charge-off had no impact on credit loss expense.
The decrease in credit loss expense was primarily driven by a decrease in required specific reserves. Such specific reserves decreased $9.6 million during the nine months ended September 30, 2025 compared to an increase in specific reserves of $3.5 million during the same period a year ago. Additionally, changes to projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods to calculate expected losses resulted in $0.4 million of credit loss expense during the nine months ended September 30, 2025 compared to $2.5 million of credit loss expense during the same period a year ago.
The decrease in credit loss expense was partially offset by increased net charge-off activity. Excluding the $10.8 million charge-off on the acquired PCD loan which had no impact on credit loss expense, we had a net charge-offs of $12.2 million during the nine months ended September 30, 2025 compared to net charge-offs of $8.1 million during the same period a year ago. Such net charge-offs for the nine months ended September 30, 2025 includes the aforementioned $3.8 million recovery resulting from the USPS Settlement. Further, changes in volume and mix of the loan portfolio resulted in credit loss expense of $2.0 million during the nine months ended September 30, 2025 compared to a benefit to credit loss expense of $0.1 million during the same period a year ago.
Credit loss expense for off balance sheet credit exposures decreased $0.2 million, primarily due to changes to outstanding commitments to fund and assumed loss rates period over period.

Noninterest Income
The following table presents our major categories of noninterest income:

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Service charges on deposits	$5,185	$5,402	$(217)	(4.0%)
Card income	5,687	6,088	(401)	(6.6%)
Net gains (losses) on sale of loans	443	184	259	140.8%
Fee income	36,174	26,329	9,845	37.4%
Insurance commissions	4,013	4,545	(532)	(11.7%)
Other	6,520	7,115	(595)	(8.4%)
Total noninterest income	$58,022	$49,663	$8,359	16.8%
Noninterest income increased $8.4 million, or 16.8%. Changes in selected components of noninterest income in the above table are discussed below.
•Fee income. Fee income increased $9.8 million, or 37.4% due to a $5.1 million increase in fee income from our Payments segment, a $4.1 million increase in fee income from our Intelligence segment mostly driven by the acquisition of Greenscreens during the nine months ended September 30, 2025, and a $1.5 million increase in fee income from insurance services period over period.
•Insurance commissions. Insurance commissions decreased $0.5 million, or 11.7%, due to lower volumes of processed policies.
•Other. Other noninterest income decreased $0.6 million, or 8.4% primarily due to a $1.3 million decrease in rental income generated by the property purchased by the Company during late March of 2024 period over period. Additionally, the Company experienced an unrealized loss on the market value of its revenue share asset of $47 thousand during the nine months ended September 30, 2025 compared to a $1.3 million gain during the same period a year ago. These decreases were partially offset by a $1.2 million increase in bank owned life insurance income and a $0.6 million increase in gain on disposal of business assets period over period.
Noninterest Expense
The following table presents our major categories of noninterest expense:

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change
Salaries and employee benefits	$178,792	$165,637	$13,155	7.9%
Occupancy, furniture and equipment	24,443	24,902	(459)	(1.8%)
FDIC insurance and other regulatory assessments	3,089	1,973	1,116	56.6%
Professional fees	10,972	12,833	(1,861)	(14.5%)
Amortization of intangible assets	8,756	9,193	(437)	(4.8%)
Advertising and promotion	5,511	4,638	873	18.8%
Communications and technology	36,854	38,623	(1,769)	(4.6%)
Software amortization	7,725	4,015	3,710	92.4%
Travel and entertainment	4,154	4,453	(299)	(6.7%)
Other	24,431	17,093	7,338	42.9%
Total noninterest expense	$304,727	$283,360	$21,367	7.5%

Noninterest expense increased $21.4 million, or 7.5%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $13.2 million, or 7.9%. Employee salaries and payroll tax expense increased $10.7 million and $0.4 million, respectively. Included in employee salaries for the nine months ended September 30, 2025 was $3.1 million of severance expense resulting from our aforementioned restructuring activities. Our average full-time equivalent employees were 1,542.6 and 1,543.9 for the nine months ended September 30, 2025 and 2024, respectively. Bonus expense increased $0.4 million, commissions expense increased $1.2 million, and temporary labor expense increased $0.1 million period over period. Employee benefits expense such as 401(k) matching, employee insurance, and stock based compensation paid to employees increased $0.4 million.
•FDIC Insurance and Other Regulatory Assessments. FDIC insurance and other regulatory assessments increased $1.1 million, or 56.6%, primarily due to increased assessments period over period.
•Professional Fees. Professional fees decreased $1.9 million, or 14.5%, primarily due to the recovery of $6.5 million of previously expensed legal fees through the USPS Settlement during the nine months ended September 30, 2025. This decrease was partially offset by $4.0 million of professional fees incurred during the nine months ended September 30, 2025 as a result of the Greenscreens acquisition.
•Advertising and promotion. Advertising and promotion expenses increased $0.9 million, or 18.8%, primarily due to increased advertising efforts.
•Communications and Technology. Communications and technology expenses decreased $1.8 million, or 4.6%, primarily due to decreased IT professional services fees.
•Software amortization. Software amortization increased $3.7 million, or 92.4%, primarily due to additional software assets coming on line during late 2024 and early 2025.
•Other. Other noninterest expense includes loan-related expenses, training and recruiting, postage, insurance, and subscription services. Other noninterest expense increased $7.3 million, or 42.9% primarily due to a $2.0 million settlement of litigation (unrelated to the USPS Settlement) during the nine months ended September 30, 2025, $2.4 million of current period lease termination payments related to the building we acquired during March 2024, and an increase of $1.6 million in loan-related expenses period over period.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense increased $0.7 million, or 31.3%, from $2.4 million for the nine months ended September 30, 2024 to $3.1 million for the nine months ended September 30, 2025. The effective tax rate was 34% for the nine months ended September 30, 2025 and 16% for the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025 was impacted by limited restricted stock stock-based compensation deductibility, higher state tax rates, higher disallowed expenses including some transaction costs paid in connection with the Greenscreens acquisition, and research and development tax credits. The effective tax rate for the nine months ended September 30, 2024 was impacted by an adjustment to our disallowance related to highly compensated individuals and research and development tax credits.
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

The following tables present our primary operating results for our operating segments:

(Dollars in thousands)					Total	Corporate
Nine Months Ended September 30, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$193,275	$108,528	$18,362	$—	$320,165	$246	$320,411
Intersegment interest allocations	17,778	(26,535)	8,757	—	—	—	—
Total interest expense	54,427	8	—	—	54,435	5,082	59,517
Net interest income (expense)	156,626	81,985	27,119	—	265,730	(4,836)	260,894
Credit loss expense (benefit)	4,699	(54)	219	—	4,864	48	4,912
Net interest income after credit loss expense	151,927	82,039	26,900	—	260,866	(4,884)	255,982
Noninterest income	23,356	5,115	22,717	4,457	55,645	2,377	58,022
Noninterest expense:
Salaries and employee benefits	47,667	40,340	27,093	8,485	123,585	55,207	178,792
Depreciation	4,889	1,420	655	29	6,993	4,607	11,600
Other occupancy, furniture and equipment	6,132	1,570	483	38	8,223	4,620	12,843
FDIC insurance and other regulatory assessments	3,089	—	—	—	3,089	—	3,089
Professional fees	4,060	(5,375)	694	4,077	3,456	7,516	10,972
Amortization of intangible assets	1,155	579	3,873	2,422	8,029	727	8,756
Advertising and promotion	1,484	663	2,271	108	4,526	985	5,511
Communications and technology	14,813	6,963	7,637	886	30,299	6,555	36,854
Software amortization	56	2,671	4,159	14	6,900	825	7,725
Travel and entertainment	732	536	1,012	375	2,655	1,499	4,154
Other	10,628	4,213	3,174	220	18,235	6,196	24,431
Total noninterest expense	94,705	53,580	51,051	16,654	215,990	88,737	304,727
Net intersegment noninterest income (expense)(2)	450	1,311	(1,761)	—	—	—	—
Net income (loss) before income tax expense	$81,028	$34,885	$(3,195)	$(12,197)	$100,521	$(91,244)	$9,277

(Dollars in thousands)					Total	Corporate
Nine Months Ended September 30, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$198,284	$101,964	$16,571	$—	$316,819	$218	$317,037
Intersegment interest allocations	20,643	(27,383)	6,740	—	—	—	—
Total interest expense	47,193	—	—	—	47,193	7,195	54,388
Net interest income (expense)	171,734	74,581	23,311	—	269,626	(6,977)	262,649
Credit loss expense (benefit)	10,207	3,859	55	—	14,121	193	14,314
Net interest income after credit loss expense	161,527	70,722	23,256	—	255,505	(7,170)	248,335
Noninterest income	21,613	7,089	17,732	—	46,434	3,229	49,663
Noninterest expense:
Salaries and employee benefits	50,580	37,709	27,736	—	116,025	49,612	165,637
Depreciation	5,203	1,572	760	—	7,535	4,010	11,545
Other occupancy, furniture and equipment	6,733	1,618	484	—	8,835	4,522	13,357
FDIC insurance and other regulatory assessments	1,973	—	—	—	1,973	—	1,973
Professional fees	3,196	3,815	1,968	—	8,979	3,854	12,833
Amortization of intangible assets	1,815	1,128	5,076	—	8,019	1,174	9,193
Advertising and promotion	1,678	694	1,173	—	3,545	1,093	4,638
Communications and technology	15,632	7,656	7,197	—	30,485	8,138	38,623
Software amortization	136	1,693	1,850	—	3,679	336	4,015
Travel and entertainment	832	696	1,308	—	2,836	1,617	4,453
Other	8,225	2,776	2,601	—	13,602	3,491	17,093
Total noninterest expense	96,003	59,357	50,153	—	205,513	77,847	283,360
Net intersegment noninterest income (expense)(2)	397	1,227	(1,624)	—	—	—	—
Net income (loss) before income tax expense	$87,534	$19,681	$(10,789)	$—	$96,426	$(81,788)	$14,638
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
(2) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Nine Months Ended September 30, 2025
Factoring revenue received from Payments	$—	$2,732	$(2,732)
Payments revenue received from Factoring	—	(1,082)	1,082
Banking revenue received from Payments and Factoring	$450	$(339)	$(111)
Net intersegment noninterest income (expense)	$450	$1,311	$(1,761)

Nine Months Ended September 30, 2024
Factoring revenue received from Payments	$—	$2,364	$(2,364)
Payments revenue received from Factoring	—	(818)	818
Banking revenue received from Payments and Factoring	$397	$(319)	$(78)
Net intersegment noninterest income (expense)	$397	$1,227	$(1,624)

(Dollars in thousands)					Total	Corporate
September 30, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$4,883,051	$1,281,114	$697,816	$119,172	$6,981,153	$678,121	$(1,302,125)	$6,357,149
Gross loans	$3,559,118	$1,197,022	$230,782	$—	$4,986,922	$—	$—	$4,986,922

(Dollars in thousands)					Total	Corporate
December 31, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$5,443,452	$1,186,342	$590,063	$10,099	$7,229,956	$1,119,825	$(2,400,806)	$5,948,975
Gross loans	$3,944,146	$1,034,992	$171,668	$—	$5,150,806	$—	$(603,846)	$4,546,960
Banking

(Dollars in thousands)	Nine Months Ended September 30,
Banking	2025	2024	$ Change	% Change
Total interest income	$193,275	$198,284	$(5,009)	(2.5%)
Intersegment interest allocations	17,778	20,643	(2,865)	(13.9%)
Total interest expense	54,427	47,193	7,234	15.3%
Net interest income	156,626	171,734	(15,108)	(8.8%)
Credit loss expense (benefit)	4,699	10,207	(5,508)	(54.0%)
Net interest income after credit loss expense	151,927	161,527	(9,600)	(5.9%)
Noninterest income	23,356	21,613	1,743	8.1%
Noninterest expense:
Salaries and employee benefits	47,667	50,580	(2,913)	(5.8%)
Depreciation	4,889	5,203	(314)	(6.0%)
Other occupancy, furniture and equipment	6,132	6,733	(601)	(8.9%)
FDIC insurance and other regulatory assessments	3,089	1,973	1,116	56.6%
Professional fees	4,060	3,196	864	27.0%
Amortization of intangible assets	1,155	1,815	(660)	(36.4%)
Advertising and promotion	1,484	1,678	(194)	(11.6%)
Communications and technology	14,813	15,632	(819)	(5.2%)
Software amortization	56	136	(80)	(58.8%)
Travel and entertainment	732	832	(100)	(12.0%)
Other	10,628	8,225	2,403	29.2%
Total noninterest expense	94,705	96,003	(1,298)	(1.4%)
Net intersegment noninterest income (expense)	450	397	53	13.4%
Net income (loss) before income tax expense	$81,028	$87,534	$(6,506)	(7.4%)
Our Banking segment’s operating income decreased $6.5 million, or 7.4%.
Total interest income decreased $5.0 million, or 2.5%, at our Banking segment primarily as a result of decreased yields at our Banking segment in spite of increased average balances of interest earning assets. While average loans in our Banking segment, excluding intersegment loans, increased 12.6% from $2.992 billion for the nine months ended September 30, 2024 to $3.369 billion for the nine months ended September 30, 2025, this increase was partially offset by decreased yields. Outside of loans, all categories of interest earning assets at our Banking segment experienced decreased yields and the average cash and cash equivalents balance decreased period over period as a result of the Greenscreens acquisition during the second quarter of 2025.
Interest expense increased $7.2 million, or 15.3% primarily due to higher average balances in our Banking interest bearing liabilities. Average total interest bearing deposits increased $273.7 million, or 10.7%. The increase in interest expense was partially offset by decreased rates on our interest bearing liabilities. Further, our Banking segment experienced an increased usage of higher-priced brokered time deposits period over period.
Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $4.9 million for the nine months ended September 30, 2025 compared to credit loss expense on loans of $10.2 million for the nine months ended September 30, 2024. The decrease in credit loss expense was the result of decreased required specific reserves at our Banking segment and a decrease driven by changes to the projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods. Such decreases were partially offset by an increase driven by changes in the volume and mix of our Banking segment's loan portfolio period over period and an increase in net charge-offs period over period.

Credit loss expense for off balance sheet credit exposures decreased $0.2 million from an insignificant amount of credit loss expense for the nine months ended September 30, 2024 to a $0.2 million benefit to credit loss expense for the nine months ended September 30, 2025, primarily due to changes to outstanding commitments to fund and assumed loss rates period over period.
Noninterest income at our Banking segment increased period over period due to a $1.3 million increase in fee income at our Banking segment and a $1.2 million increase in BOLI income at our Banking segment. These increases were partially offset by a $0.5 million decrease in card in come and a $0.5 million decrease of insurance commissions at our Banking segment.
Noninterest expense at our Banking segment decreased period over period the details of which are illustrated in the table above. For the nine months ended September 30, 2025, salaries and benefits expense included $0.5 million of expense resulting from our aforementioned restructuring activities.
During the nine months ended September 30, 2025, the aggregate outstanding balances of our banking products increased $218.8 million, or 6.6%, to $3.559 billion as of September 30, 2025. See the Financial Condition section below for further discussion of changes in loan balances:

(Dollars in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
Banking
Commercial real estate	$769,314	$777,689	$(8,375)	(1.1%)
Construction, land development, land	204,247	203,804	443	0.2%
1-4 family residential	180,970	154,020	26,950	17.5%
Farmland	43,208	56,366	(13,158)	(23.3%)
Commercial - General	285,571	285,469	102	—%
Commercial - Agriculture	49,742	49,365	377	0.8%
Commercial - Equipment	564,984	511,855	53,129	10.4%
Commercial - Asset-based lending	198,809	205,353	(6,544)	(3.2%)
Commercial - Liquid Credit	42,593	65,053	(22,460)	(34.5%)
Consumer	17,235	8,000	9,235	115.4%
Mortgage Warehouse	1,202,445	1,023,326	179,119	17.5%
Total banking loans	$3,559,118	$3,340,300	$218,818	6.6%

Factoring

(Dollars in thousands)	Nine Months Ended September 30,
Factoring	2025	2024	$ Change	% Change
Total interest income	$108,528	$101,964	$6,564	6.4%
Intersegment interest allocations	(26,535)	(27,383)	848	3.1%
Total interest expense	8	—	8	100.0%
Net interest income	81,985	74,581	7,404	9.9%
Credit loss expense (benefit)	(54)	3,859	(3,913)	(101.4%)
Net interest income after credit loss expense	82,039	70,722	11,317	16.0%
Noninterest income	5,115	7,089	(1,974)	(27.8%)
Noninterest expense:
Salaries and employee benefits	40,340	37,709	2,631	7.0%
Depreciation	1,420	1,572	(152)	(9.7%)
Other occupancy, furniture and equipment	1,570	1,618	(48)	(3.0%)
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	(5,375)	3,815	(9,190)	(240.9%)
Amortization of intangible assets	579	1,128	(549)	(48.7%)
Advertising and promotion	663	694	(31)	(4.5%)
Communications and technology	6,963	7,656	(693)	(9.1%)
Software amortization	2,671	1,693	978	57.8%
Travel and entertainment	536	696	(160)	(23.0%)
Other	4,213	2,776	1,437	51.8%
Total noninterest expense	53,580	59,357	(5,777)	(9.7%)
Net intersegment noninterest income (expense)	1,311	1,227	84	6.8%
Net income (loss) before income tax expense	$34,885	$19,681	$15,204	77.3%

	Nine Months Ended September 30,
	2025	2024
Factored receivable period end balance	$1,193,849,000	$1,031,633,000
Commercial loans period end balance	$3,173,000	$2,150,000
Yield on average receivable balance	12.93%	13.89%
Year to date charge-off rate	0.26%	0.34%
Factored receivables - transportation concentration	96%	97%

Interest income, including fees	$108,528,000	$101,964,000
Noninterest income	5,115,000	7,089,000
Intersegment noninterest income	2,732,000	2,364,000
Factored receivable total revenue	116,375,000	111,417,000
Average net funds employed	1,037,626,000	876,059,000
Yield on average net funds employed	15.00%	16.99%

Operating income (loss)	$34,885,000	$19,681,000
Factoring total revenue	$116,375,000	$111,417,000
Operating margin(1)	29.98%	17.66%

Accounts receivable purchased	$8,579,359,000	$7,622,301,000
Number of invoices purchased	4,931,355	4,280,815
Average invoice size	$1,740	$1,781
Average invoice size - transportation	$1,705	$1,744
Average invoice size - non-transportation	$4,006	$4,512
(1)Operating margin is a non-GAAP financial measure used as a supplemental measure to evaluate the performance of our Factoring segment. It provides meaningful supplemental information regarding the segment's operational performance and enhances investors' overall understanding of the Factoring segment's profitability and operational efficiency. For the nine months ended September 30, 2025, operating income and factoring total revenue were impacted by $1.2 million of interest and fees resulting from the USPS Settlement and such settlement further impacted operating income by $6.5 million of legal expense accrual reversal and $3.8 million of recovery of factoring balances charged off in a prior period. Operating income was also impacted by a $2.0 million legal settlement that was unrelated to the USPS Settlement. Such items had a 7.92% impact on operating margin, a 0.15% impact on yield on average receivables, and a 0.16% impact on yield on average net funds employed for the nine months ended September 30, 2025.
(2)The current period charge-off rate for the nine months ended September 30, 2025 reflects a $3.8 million recovery of factoring balances charged off in a prior period. Such recovery impacted the charge-off rate for that period by (0.33%).
Our Factoring segment’s operating income increased $15.2 million, or 77.3%.
Our average invoice size decreased 2.3% from $1,781 for the nine months ended September 30, 2024 to $1,740 for the nine months ended September 30, 2025 This decrease is the result of a broad drop in transportation invoice prices across the industry as well as a change in mix as we add more short-haul fleets to our factoring purchases. The number of invoices purchased increased 15.2% period over period.
Net interest income at our Factoring segment increased period over period. Overall average net funds employed (“NFE”) increased 18.4% during the nine months ended September 30, 2025 compared to the same period in 2024. The increase in average NFE was the result of increased invoice purchase volume in the face of decreased average invoice sizes. See further discussion under the Recent Developments: Trucking Transportation section. We maintained high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was at 97% at September 30, 2024 and 96% at September 30, 2025. Net interest income at our Factoring segment was also impacted by an increase in its intersegment interest allocation charge period over period driven by higher average Factoring balances and partially offset by lower intercompany rates consistent with lower rates in the broader macro economy.

Credit loss expense at our Factoring segment is made up of credit loss expense related to factored receivables and loans at our Factoring segment as well as credit loss expense related to off balance sheet commitments to lend to the extent there are any such commitments. Credit loss expense related to factored receivables and loans was a benefit of $0.1 million for the nine months ended September 30, 2025 compared to credit loss expense of $3.9 million for the nine months ended September 30, 2024. The decrease in credit loss expense on factored receivables and loans was driven by decreased net charge-offs period over period including the $3.8 million recovery resulting from the USPS settlement. The decrease was also driven by a decrease in required specific reserves. These decreases were partially offset by increases to the ACL driven by changes in volume and mix of the portfolio period over period and changes in loss assumptions period over period. Credit loss expense for off balance sheet credit exposures was $0.0 million for the nine months ended September 30, 2024 and $0.0 million for the nine months ended September 30, 2025 as there were no commitments to lend at the end of the current period.
The decrease in noninterest income at our Factoring segment was due to a $0.6 million decrease in early termination fees and the Factoring segment experienced an unrealized loss on the market value of its revenue share asset of $47 thousand during the nine months ended September 30, 2025 compared to a $1.3 million gain during the same period a year ago.
Noninterest expense at our Factoring segment decreased period over period the details of which are illustrated in the table above. For the nine months ended September 30, 2025, professional fees, a component of noninterest expense, at our Factoring segment reflect a $6.5 million recovery of previously expensed legal fees associated with the USPS Settlement. Other noninterest expense at our Factoring segment reflects a $2.0 million expense driven by settlement of litigation unrelated to the USPS Settlement for the nine months ended September 30, 2025. For the nine months ended September 30, 2025, salaries and benefits expense included $1.0 million of expense resulting from our aforementioned restructuring activities.
Payments

(Dollars in thousands)	Nine Months Ended September 30,
Payments	2025	2024	$ Change	% Change
Total interest income	$18,362	$16,571	$1,791	10.8%
Intersegment interest allocations	8,757	6,740	2,017	29.9%
Total interest expense	—	—	—	—%
Net interest income	27,119	23,311	3,808	16.3%
Credit loss expense (benefit)	219	55	164	298.2%
Net interest income after credit loss expense	26,900	23,256	3,644	15.7%
Noninterest income	22,717	17,732	4,985	28.1%
Noninterest expense:
Salaries and employee benefits	27,093	27,736	(643)	(2.3)%
Depreciation	655	760	(105)	(13.8)%
Other occupancy, furniture and equipment	483	484	(1)	(0.2)%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	694	1,968	(1,274)	(64.7)%
Amortization of intangible assets	3,873	5,076	(1,203)	(23.7)%
Advertising and promotion	2,271	1,173	1,098	93.6%
Communications and technology	7,637	7,197	440	6.1%
Software amortization	4,159	1,850	2,309	124.8%
Travel and entertainment	1,012	1,308	(296)	(22.6)%
Other	3,174	2,601	573	22.0%
Total noninterest expense	51,051	50,153	898	1.8%
Net intersegment noninterest income (expense)	(1,761)	(1,624)	(137)	(8.4)%
Net income (loss) before income tax expense	$(3,195)	$(10,789)	$7,594	70.4%

	Nine Months Ended
	2025	2024
Supply chain financing factored receivables	$157,662,000	$101,336,000
QuickPay factored receivables	73,120,000	68,526,000
Factored receivable period end balance	$230,782,000	$169,862,000

Supply chain finance interest income	$10,002,000	$8,099,000
QuickPay interest income	8,360,000	8,472,000
Intersegment interest income	8,757,000	6,740,000
Total interest income	27,119,000	23,311,000
Broker fee income	18,752,000	13,311,000
Factor fee income	3,159,000	3,930,000
Other noninterest income	806,000	491,000
Intersegment noninterest income	1,082,000	818,000
Total noninterest income	23,799,000	18,550,000
Total revenue	$50,918,000	$41,861,000

Credit loss expense (benefit)	219,000	55,000
Noninterest expense	51,051,000	50,153,000
Intersegment noninterest expense	2,843,000	2,442,000
Total expense	54,113,000	52,650,000

Operating income (loss)	$(3,195,000)	$(10,789,000)
Depreciation expense	655,000	760,000
Software amortization expense	4,159,000	1,850,000
Intangible amortization expense	3,873,000	5,076,000
Earnings (losses) before interest, taxes, depreciation, and amortization	$5,492,000	$(3,103,000)

EBITDA margin(1)	10.8%	(7.4)%

Number of invoices processed	24,509,457	18,058,041
Amount of payments processed	$29,521,449,000	$20,158,760,000
Network invoice volume	2,781,740	1,984,605
Network payment volume	$4,443,943,000	$3,231,445,000
(1)Earnings (losses) before interest, taxes, depreciation, and amortization ("EBITDA") and EBITDA margin (the ratio of EBITDA to total revenue) are non-GAAP financial measures used to provide meaningful supplemental information regarding the segment's operational performance and to enhance investors' overall understanding of such financial performance.
Our Payments segment's operating loss decreased $7.6 million, or 70.4%.
The number of invoices processed by our Payments segment increased 35.7% from 18,058,041 for the nine months ended September 30, 2024 to 24,509,457 for the nine months ended September 30, 2025, and the amount of payments processed increased 46.4% from $20.159 billion for the nine months ended September 30, 2024 to $29.521 billion for the nine months ended September 30, 2025.
We began processing network transactions during the first quarter of 2022. When a fully integrated payments customer payor receives an invoice from a fully integrated payments customer payee, we call that a “network transaction.” All network transactions are included in our payment processing volume above. These transactions are facilitated through payments platform APIs with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. During the nine months ended September 30, 2025, we processed 2,781,740 network invoices representing a network payment volume of $4.444 billion. During the nine months ended September 30, 2024, we processed 1,984,605 network invoices representing a network payment volume of $3.231 billion.

Net interest income increased due to increased average balance of interest earning assets at our Payments segment and increased intersegment interest allocation period over period. Changes in average rates at our Payments segment were little changed period over period.
Noninterest income increased due to a $5.1 million increase in fee income earned from our payments and audit business during the nine months ended September 30, 2025 compared to the same period a year ago. There were no other significant changes in the components of noninterest income at our Payments segment period over period.
Noninterest expense at our Payments segment was relatively flat period over period the details of which are illustrated in the table above. For the nine months ended September 30, 2025, salaries and benefits expense included $0.5 million of expense resulting from our aforementioned restructuring activities.
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
Intelligence

(Dollars in thousands)	Nine Months Ended September 30,
Intelligence	2025	2024
Total interest income	$—	$—
Intersegment interest allocations	—	—
Total interest expense	—	—
Net interest income (expense)	—	—
Credit loss expense (benefit)	—	—
Net interest income (expense) after credit loss expense	—	—
Noninterest income	4,457	—
Noninterest expense:
Salaries and employee benefits	8,485	—
Depreciation	29	—
Other occupancy, furniture and equipment	38	—
FDIC insurance and other regulatory assessments	—	—
Professional fees	4,077	—
Amortization of intangible assets	2,422	—
Advertising and promotion	108	—
Communications and technology	886	—
Software amortization	14	—
Travel and entertainment	375	—
Other	220	—
Total noninterest expense	16,654	—
Net income (loss) before income tax expense	$(12,197)	$—
Our Intelligence segment's operating loss for the nine months ended September 30, 2025 was $12.2 million. As previously disclosed, prior to the fourth quarter of 2024, the data intelligence line of business did not exist. Therefore, there are no comparative periods to discuss regarding our Intelligence segment. As illustrated in the table above, to date, the majority of the expenses related to our Intelligence segment are salaries and benefits expense, professional fees, and amortization of intangible assets. A majority of the professional fees recognized at our Intelligence segment during the nine months ended September 30, 2025 relate to our acquisition of Greenscreens.

Corporate and Other

(Dollars in thousands)	Nine Months Ended September 30,			% Change
Corporate and Other	2025	2024	$ Change
Total interest income	$246	$218	$28	12.8%
Intersegment interest allocations	—	—	—	—
Total interest expense	5,082	7,195	(2,113)	(29.4%)
Net interest income (expense)	(4,836)	(6,977)	2,141	30.7%
Credit loss expense (benefit)	48	193	(145)	(75.1%)
Net interest income (expense) after credit loss expense	(4,884)	(7,170)	2,286	31.9%
Noninterest income	2,377	3,229	(852)	(26.4%)
Noninterest expense:
Salaries and employee benefits	55,207	49,612	5,595	11.3%
Depreciation	4,607	4,010	597	14.9%
Other occupancy, furniture and equipment	4,620	4,522	98	2.2%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	7,516	3,854	3,662	95.0%
Amortization of intangible assets	727	1,174	(447)	(38.1%)
Advertising and promotion	985	1,093	(108)	(9.9%)
Communications and technology	6,555	8,138	(1,583)	(19.5%)
Software amortization	825	336	489	145.5%
Travel and entertainment	1,499	1,617	(118)	(7.3%)
Other	6,196	3,491	2,705	77.5%
Total noninterest expense	88,737	77,847	10,890	14.0%
Net income (loss) before income tax expense	$(91,244)	$(81,788)	$(9,456)	(11.6%)
Corporate and other is not a reportable segment, but rather includes certain revenue and expense from the Company's holding company as well as activities not allocated to specific business segments. Corporate and other reported an operating loss of $91.2 million for the nine months ended September 30, 2025 compared to an operating loss of $81.8 million for the nine months ended September 30, 2024.
The increased operating loss was driven by increased noninterest expense which was the result of a $5.6 million increase in salaries and benefits expense and a $3.7 million increase in professional fees. For the nine months ended September 30, 2025, salaries and benefits expense and professional fees included $0.8 million and $1.3 million of expense resulting from our aforementioned restructuring activities, respectively. Further, Corporate experienced a $2.7 million increase in other noninterest expense driven by $2.4 million of current period lease termination payments related to the building we acquired during March 2024. Noninterest income at our Corporate segment decreased primarily due to a $1.3 million decrease in rental income from the same property. Additionally, Corporate experienced a $2.1 million decrease in interest expense period over period as a result of decreased average borrowings.
Financial Condition
Assets
Total assets were $6.357 billion at September 30, 2025, compared to $5.949 billion at December 31, 2024, an increase of $408.2 million, the components of which are discussed below.
Loan Portfolio
Loans held for investment were $4.987 billion at September 30, 2025, compared with $4.547 billion at December 31, 2024.

The following table shows our total loan portfolio by portfolio segments:

	September 30, 2025		December 31, 2024		$ Change	% Change
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$769,314	15%	$777,689	17%	$(8,375)	(1.1%)
Construction, land development, land	204,247	4%	203,804	4%	443	0.2%
1-4 family residential	180,970	4%	154,020	3%	26,950	17.5%
Farmland	43,208	1%	56,366	1%	(13,158)	(23.3%)
Commercial	1,144,872	23%	1,119,245	25%	25,627	2.3%
Factored receivables	1,424,631	29%	1,204,510	27%	220,121	18.3%
Consumer	17,235	—%	8,000	—%	9,235	115.4%
Mortgage warehouse	1,202,445	24%	1,023,326	23%	179,119	17.5%
Total Loans	$4,986,922	100%	$4,546,960	100%	$439,962	9.7%
Commercial Real Estate Loans. Our commercial real estate loans decreased $8.4 million, or 1.1%, due to paydowns that outpaced new origination activity. A significant portion of our loan portfolio at September 30, 2025 consisted of commercial real estate loans secured by properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower's ongoing business operations or on income generated from the properties. The table below sets forth the Company's commercial real estate loan portfolio, by portfolio industry sector and collateral location as of September 30, 2025.

(Dollars in thousands)	Illinois	New York	Texas	Colorado	New Jersey	Iowa	Other	Total
Non-owner occupied
Office	$3,575	$35,842	$17,947	$3,773	$82,763	$352	$2,874	$147,126
Multifamily	11,900	—	1,351	9,794	—	146	105,909	129,100
Retail	5,447	57,341	—	9,186	—	2,480	30,814	105,268
Industrial	7,939	37,225	1,761	1,040	—	86	11,368	59,419
Hospitality	907	—	—	4,226	—	—	33,222	38,355
Other	24,228	2,546	25,381	9,123	—	748	19,944	81,970
	53,996	132,954	46,440	37,142	82,763	3,812	204,131	561,238
Owner occupied
Industrial	20,612	—	2,533	6,159	—	20,472	13,191	62,967
Hospitality	2,978	—	—	3,732	—	8,618	(1)	15,327
Restaurant	18,613	—	—	4,121	—	1,277	2,586	26,597
Retail	1,457	—	—	9,073	—	540	1,465	12,535
Office	1,883	111	—	6,226	—	616	749	9,585
Other	4,194	—	—	17,406	—	39,308	20,157	81,065
	49,737	111	2,533	46,717	—	70,831	38,147	208,076
Total commercial real estate	$103,733	$133,065	$48,973	$83,859	$82,763	$74,643	$242,278	$769,314
Construction and Development Loans. Our construction and development loans increased $0.4 million, or 0.2%, due to origination and draw activity that outpaced paydowns and conversions to term loans.
Residential Real Estate Loans. Our one-to-four family residential loans increased $27.0 million, or 17.5%, due to new origination activity that outpaced paydowns.
Farmland Loans. Our farmland loans decreased $13.2 million, or 23.3%, due to paydowns that outpaced modest origination activity.
Commercial Loans. Our commercial loans held for investment increased $25.6 million, or 2.3%, due to increased equipment lending balances, other commercial lending balances, and agriculture lending balances. This increase was partially offset by decreases in asset-based lending and liquid credit lending. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, increased $1.1 million, or 0.4%.

The following table shows our commercial loans:

(Dollars in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
Commercial
Equipment	$564,984	$511,855	$53,129	10.4%
Asset-based lending	198,809	205,353	(6,544)	(3.2%)
Liquid credit	42,593	65,053	(22,460)	(34.5%)
Agriculture	49,742	49,365	377	0.8%
Other commercial lending	288,744	287,619	1,125	0.4%
Total commercial loans	$1,144,872	$1,119,245	$25,627	2.3%
Factored Receivables. Our factored receivables increased $220.1 million, or 18.3%. See discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.
Consumer Loans. Our consumer loans increased $9.2 million, or 115.4%, due to origination activity that outpaced paydowns during the period.
Mortgage Warehouse. Our mortgage warehouse facilities increased $179.1 million, or 17.5%, due to seasonal changes in utilization. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $1.149 billion for the three months ended September 30, 2025 compared to $762.7 million for the three months ended September 30, 2024 and $1.052 billion for the nine months ended September 30, 2025 compared to $693.0 million for the nine months ended September 30, 2024.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	September 30, 2025
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years	Total
Commercial real estate	$350,007	$389,183	$30,103	$21	$769,314
Construction, land development, land	111,859	92,084	304	—	204,247
1-4 family residential	9,886	25,041	5,762	140,281	180,970
Farmland	6,395	23,513	12,544	756	43,208
Commercial	389,818	722,472	32,582	—	1,144,872
Factored receivables	1,424,631	—	—	—	1,424,631
Consumer	7,529	9,154	546	6	17,235
Mortgage warehouse	1,202,445	—	—	—	1,202,445
	$3,502,570	$1,261,447	$81,841	$141,064	$4,986,922

Sensitivity of loans to changes in interest rates:		After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years
Predetermined (fixed) interest rates
Commercial real estate		$270,257	$1,325	$—
Construction, land development, land		67,093	249	—
1-4 family residential		19,918	1,471	55,511
Farmland		19,284	187	—
Commercial		571,087	7,809	—
Factored receivables		—	—	—
Consumer		9,154	546	6
Mortgage warehouse		—	—	—
		$956,793	$11,587	$55,517
Floating interest rates
Commercial real estate		$118,926	$28,778	$21
Construction, land development, land		24,991	55	—
1-4 family residential		5,123	4,291	84,770
Farmland		4,229	12,357	756
Commercial		151,385	24,773	—
Factored receivables		—	—	—
Consumer		—	—	—
Mortgage warehouse		—	—	—
		$304,654	$70,254	$85,547

Total		$1,261,447	$81,841	$141,064
As of September 30, 2025, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (19%), Colorado (11%), Illinois (11%), and Iowa (4%) make up 45% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2024, the states of Texas (22%), Illinois (12%), Colorado (10%), and Iowa (4%) made up 48% of the Company’s gross loans, excluding factored receivables.

Further, a majority (96%) of our factored receivables, representing approximately 28% of our total loan portfolio as of September 30, 2025, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2024, 97% of our factored receivables, representing approximately 26% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.
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

(Dollars in thousands)	September 30, 2025	December 31, 2024
Nonperforming loans:
Commercial real estate	$8,382	$11,254
Construction, land development, land	—	2,410
1-4 family residential	1,011	810
Farmland	732	1,996
Commercial	56,454	73,437
Factored receivables	1,140	23,289
Consumer	18	116
Mortgage warehouse	—	—
Total nonperforming loans held for investment	67,737	113,312
Held to maturity securities	1,913	4,073
Equity investments without readily determinable fair value	—	2,462
Other real estate owned, net	210	—
Other repossessed assets	335	425
Total nonperforming assets	$70,195	$120,272

Nonperforming assets to total assets	1.10%	2.02%
Nonperforming loans to total loans held for investment	1.36%	2.49%
Total past due loans to total loans held for investment	1.91%	3.27%

Nonperforming loans decreased $45.6 million, or 40.2%, due to a $7.5 million payoff of a nonperforming multifamily relationship, a combined $30.4 million decrease in two large nonperforming equipment finance relationships, a combined $9.7 million decrease in threee large nonperforming liquid credit relationships, the sale of a $2.5 million nonperforming construction relationship, a $2.0 million partial charge-off of a nonperforming other commercial lending relationship a $1.5 million payoff of a nonperforming farmland relationship, and a $22.1 million decrease in nonperforming factored receivables. The decrease in nonperforming factored receivables includes the reduction of the $19.4 million Misdirected Payments Receivable, net of customer reserves. These decreases were partially offset by the addition of a nonperforming asset based lending relationship of $22.5 million discussed further in Item 1. Legal Proceedings of Part II of this document, a $5.4 million increase driven by the addition of three large nonperforming equipment finance relationships, and a $6.6 million increase driven by the addition of two large nonperforming commercial real estate relationships.
OREO increased $0.2 million with no material additions or removals during the period.
As a result of the activity previously described and changes in our period end total loans held for investment, the ratio of nonperforming loans to total loans held for investment decreased to 1.36% at September 30, 2025 from 2.49% at December 31, 2024.
Our ratio of nonperforming assets to total assets decreased to 1.10% at September 30, 2025 from 2.02% at December 31, 2024. This is due to the aforementioned loan activity, and also impacted by decreases in nonperforming equity investments and held to maturity securities as well as changes in our period end total assets.
Past due loans to total loans held for investment decreased to 1.91% at September 30, 2025 from 3.27% at December 31, 2024, reflecting decreases in past due loans across several loan segments.
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
The following table sets forth the ACL by category of loan:

	September 30, 2025			December 31, 2024
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate	$4,472	15%	0.58%	$3,825	17%	0.49%
Construction, land development, land	2,220	4%	1.09%	2,873	4%	1.41%
1-4 family residential	1,768	4%	0.98%	1,404	3%	0.91%
Farmland	295	1%	0.68%	386	1%	0.68%
Commercial	14,131	23%	1.23%	21,419	25%	1.91%
Factored receivables	9,032	29%	0.63%	9,600	27%	0.80%
Consumer	447	—%	2.59%	185	—%	2.31%
Mortgage warehouse	1,184	24%	0.10%	1,022	23%	0.10%
Total Loans	$33,549	100%	0.67%	$40,714	100%	0.90%
The ACL decreased $7.2 million, or 17.6%. This decrease reflects net charge-offs of $23.0 million and credit loss expense of $5.0 million. It should be noted that the $10.8 million ACL on the acquired PCD loan was booked as part of the loan purchase with no impact on credit loss expense. Therefore, the corresponding $10.8 million charge-off also had no impact on credit loss expense.
A driver of the change in ACL is change in the loss drivers that the Company forecasted to calculate expected losses at September 30, 2025 as compared to December 31, 2024. Such change had a negative impact on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period and resulted in an increase of $0.4 million of ACL period over period.

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
For all DCF models at September 30, 2025, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At September 30, 2025 as compared to December 31, 2024, the Company forecasted a modest increase in national unemployment and modest degradation in one-year percentage change in national retail sales, one-year percentage change in national home price index, and one-year percentage change in national gross domestic product. At September 30, 2025 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected small increases in the first two projected quarters followed by a decline to negative levels over the last two projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected a breakeven level in the first projected quarter followed by a steep drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected very low growth for the first two projected quarters with low levels of contraction for the final two projected quarters. At September 30, 2025, the Company used its historical prepayment speeds with minimal adjustment.
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
The following tables show our credit ratios and an analysis of our credit loss expense:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Allowance for credit losses on loans	$33,549	$40,714
Total loans held for investment	$4,986,922	$4,546,960
Allowance to total loans held for investment	0.67%	0.90%

Nonaccrual loans	$66,597	$90,023
Total loans held for investment	$4,986,922	$4,546,960
Nonaccrual loans to total loans held for investment	1.34%	1.98%

Allowance for credit losses on loans	$33,549	$40,714
Nonaccrual loans	$66,597	$90,023
Allowance for credit losses to nonaccrual loans	50.38%	45.23%

	Three Months Ended September 30,
	2025			2024
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$32	$757,827	—%	$831	$779,016	0.11%
Construction, land development, land	(46)	216,211	(0.02)%	—	206,616	—%
1-4 family residential	35	177,887	0.02%	17	127,189	0.01%
Farmland	—	43,550	—%	—	58,421	—%
Commercial	5,406	1,122,409	0.48%	1,895	1,065,608	0.18%
Factored receivables	3,831	1,377,779	0.28%	681	1,191,528	0.06%
Consumer	133	18,050	0.74%	98	8,274	1.18%
Mortgage warehouse	—	1,149,347	—%	—	762,722	—%
Total Loans	$9,391	$4,863,060	0.19%	$3,522	$4,199,374	0.08%
Quarter to date net loans charged off increased $5.9 million. Net charge-offs during the three months ended September 30, 2025 reflect the charge-off of a $2.4 million factoring relationship, a $3.0 million partial charge-off of a liquid credit lending relationship, and a $2.1 million partial charge-off of an equipment lending relationship. There were no individually significant charge-offs during the three months ended September 30, 2024.

	Nine Months Ended September 30,
	2025			2024
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$86	$765,117	0.01%	$831	$805,127	0.10%
Construction, land development, land	203	214,312	0.09%	(1)	191,433	—%
1-4 family residential	78	166,081	0.05%	28	127,517	0.02%
Farmland	—	47,057	—%	—	58,611	—%
Commercial	20,554	1,110,297	1.85%	3,652	1,106,184	0.33%
Factored receivables	1,749	1,317,324	0.13%	3,371	1,154,906	0.29%
Consumer	322	13,013	2.47%	246	8,636	2.85%
Mortgage warehouse	—	1,052,230	—%	—	693,012	—%
Total Loans	$22,992	$4,685,431	0.49%	$8,127	$4,145,426	0.20%
Year to date net loans charged off increased $14.9 million. Net charge-offs during the nine months ended September 30, 2025 reflect the $10.8 million charge off on the acquired PCD loan that had no impact on earnings. Such charge-offs also reflect the $3.8 million recovery resulting from the USPS settlement, a $3.7 million partial charge-off of a liquid credit relationship a $3.0 million partial charge-off of a separate liquid credit relationship, a $2.4 million charge-off of a factoring relationship, and a $2.1 million partial charge-off of an equipment lending relationship. There were no individually significant charge-offs during the nine months ended September 30, 2024.
Securities
As of September 30, 2025 and December 31, 2024, we held equity securities with readily determinable fair values of $4.6 million and $4.4 million, respectively. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value reflected in earnings.

As of September 30, 2025, we held debt securities classified as available for sale with a fair value of $378.1 million, a decrease of $3.5 million from $381.6 million at December 31, 2024. The following table illustrates the changes in our available for sale debt securities:

	Available For Sale Debt Securities:
(Dollars in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
Mortgage-backed securities, residential	$95,416	$84,185	$11,231	13.3%
Asset-backed securities	851	905	(54)	(6.0)%
State and municipal	2,819	3,063	(244)	(8.0)%
CLO Securities	277,643	291,913	(14,270)	(4.9)%
Corporate bonds	261	262	(1)	(0.4)%
SBA pooled securities	1,098	1,233	(135)	(10.9)%
	$378,088	$381,561	$(3,473)	(0.9)%
Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of September 30, 2025, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at September 30, 2025. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.
As of September 30, 2025, we held investments classified as held to maturity with an amortized cost, net of ACL, of $1.8 million, a decrease of $0.1 million from $1.9 million at December 31, 2024. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at September 30, 2025.
The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of September 30, 2025
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities	$6,238	2.28%	$804	2.32%	$545	3.84%	$91,536	5.04%	$99,123	4.84%
Asset-backed securities	—	—%	—	—%	838	5.61%	—	—%	838	5.61%
State and municipal	190	3.22%	2,176	2.73%	504	2.65%	—	—%	2,870	2.75%
CLO securities	—	—%	—	—%	38,776	6.19%	237,605	5.78%	276,381	5.84%
Corporate bonds	—	—%	—	—%	265	5.07%	—	—%	265	5.07%
SBA pooled securities	—	—%	—	—%	315	2.87%	828	3.98%	1,143	3.68%
Total available for sale securities	$6,428	2.30%	$2,980	2.62%	$41,243	6.07%	$329,969	5.57%	$380,620	5.54%

Held to maturity securities:	$—	—%	$3,165	4.13%	$—	—%	$—	—%	$3,165	4.13%
Liabilities
Total liabilities were $5.438 billion as of September 30, 2025, compared to $5.058 billion at December 31, 2024, an increase of $379.8 million, the components of which are discussed below.

Deposits
The following table summarizes our deposits:

(Dollars in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
Noninterest bearing demand	$2,095,017	$1,964,457	$130,560	6.6%
Interest bearing demand	668,576	697,949	(29,373)	(4.2%)
Individual retirement accounts	39,133	43,937	(4,804)	(10.9%)
Money market	580,748	629,610	(48,862)	(7.8%)
Savings	522,469	515,545	6,924	1.3%
Certificates of deposit	228,415	232,232	(3,817)	(1.6%)
Brokered time deposits	705,772	490,650	215,122	43.8%
Other brokered deposits	115,116	246,440	(131,324)	(53.3%)
Total Deposits	$4,955,246	$4,820,820	$134,426	2.8%
Our total deposits increased $134.4 million, or 2.8%, primarily due to an increase in noninterest bearing demand deposits, savings deposits, and brokered time deposits. The Company experienced decreases in all other material deposit categories. Other brokered deposits are non-maturity deposits obtained from wholesale sources. As of September 30, 2025, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 80% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 20% of total deposits. At September 30, 2025 and December 31, 2024, our estimated uninsured deposits were $1.291 billion and $1.488 billion, respectively.
At September 30, 2025 we held $64.6 million of time deposits that meet or exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. The following table provides information on the maturity distribution of time deposits exceeding the FDIC insurance limit as of September 30, 2025:

(Dollars in thousands)	Over $250,000
Maturity
3 months or less	$30,092
Over 3 through 6 months	20,963
Over 6 through 12 months	7,803
Over 12 months	1,964
$60,822

The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024

(Dollars in thousands)	Average Balance	Weighted Avg Rates	% of Total	Average Balance	Weighted Avg Rates	% of Total
Interest bearing demand	$689,220	0.49%	13%	$721,482	0.54%	16%
Individual retirement accounts	40,176	1.23%	1%	47,397	1.33%	1%
Money market	584,459	2.71%	11%	580,281	2.83%	13%
Savings	518,854	1.13%	10%	538,367	1.19%	12%
Certificates of deposit	228,802	2.60%	4%	248,126	3.35%	5%
Brokered time deposits	744,436	4.27%	14%	404,537	4.99%	9%
Other brokered deposits	142,814	4.36%	3%	—	—%	—%
Total interest bearing deposits	2,948,761	2.36%	56%	2,540,190	2.20%	56%
Noninterest bearing demand	2,188,828	—	44%	1,991,042	—	44%
Total deposits	$5,137,589	1.35%	100%	$4,531,232	1.23%	100%

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(Dollars in thousands)	Average Balance	Weighted Avg Yields	% of Total	Average Balance	Weighted Avg Yields	% of Total
Interest bearing demand	$714,847	0.49%	14%	$733,930	0.55%	17%
Individual retirement accounts	41,650	1.25%	1%	49,574	1.34%	1%
Money market	593,943	2.66%	12%	571,860	2.85%	13%
Savings	518,871	1.08%	10%	537,825	1.10%	12%
Certificates of deposit	228,588	2.65%	5%	256,297	3.07%	6%
Brokered time deposits	643,243	4.38%	13%	374,162	5.18%	8%
Other brokered deposits	85,793	4.40%	2%	29,577	5.43%	1%
Total interest bearing deposits	2,826,935	2.24%	57%	2,553,225	2.18%	58%
Noninterest bearing demand	2,120,926	—	43%	1,852,360	—	42%
Total deposits	$4,947,861	1.28%	100%	$4,405,585	1.26%	100%
The Company's deposit base is made up of a high number of customers with accounts spread across 63 locations in six states. Our deposit base is diverse in terms of both geography and industry, comprised largely of retail as well small-to-medium sized business customers. The majority of our deposits are FDIC insured.
Other Borrowings
FHLB Advances
The following provides a summary of our FHLB advances as of and for the nine months ended September 30, 2025 and the year ended December 31, 2024:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Amount outstanding at end of period	$280,000	$30,000
Weighted average interest rate at end of period	4.42%	4.79%
Average amount outstanding during the period	209,487	120,369
Weighted average interest rate during the period	4.47%	5.38%
Highest month end balance during the period	355,000	280,000
Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At September 30, 2025 and December 31, 2024, we had $692.7 million and $819.1 million, respectively, in unused and available advances from the FHLB.

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
The Subordinated Notes are included on the consolidated balance sheets as liabilities at their carrying values; however, for regulatory purposes, the $69.8 million and $69.7 million carrying value of these obligations at September 30, 2025 and December 31, 2024, respectively, were eligible for inclusion in Tier 2 regulatory capital. Issuance costs related to the Subordinated Notes have been netted against the subordinated notes liability on the balance sheet. The debt issuance costs are being amortized using the effective interest method through maturity and recognized as a component of interest expense.
The Subordinated Notes are subordinated in right of payment to the Company’s existing and future senior indebtedness and are structurally subordinated to the Company’s subsidiaries’ existing and future indebtedness and other obligations.
Junior Subordinated Debentures
The following provides a summary of our junior subordinated debentures as of September 30, 2025:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$13,904	September 2033	Three Month SOFR + 3.26%
National Bancshares Capital Trust III	17,526	14,068	July 2036	Three Month SOFR + 1.64%
ColoEast Capital Trust I	5,155	3,987	September 2035	Three Month SOFR + 1.86%
ColoEast Capital Trust II	6,700	5,126	March 2037	Three Month SOFR + 2.05%
Valley Bancorp Statutory Trust I	3,093	2,949	September 2032	Three Month SOFR + 3.66%
Valley Bancorp Statutory Trust II	3,093	2,795	July 2034	Three Month SOFR + 3.01%
	$51,031	$42,829
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
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $42.8 million was allowed in the calculation of Tier I capital as of September 30, 2025.
Capital Resources and Liquidity Management
Capital Resources
Our stockholders’ equity totaled $919.3 million as of September 30, 2025, compared to $890.9 million as of December 31, 2024, an increase of $28.4 million. Stockholders’ equity increased during this period primarily due to our net income, stock based compensation expense, and the issuance of common stock pursuant to our employee stock purchase plan.

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
In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of September 30, 2025, TBK Bank had $772.3 million of unused borrowing capacity from the Federal Reserve Bank discount window and unsecured federal funds lines of credit with seven unaffiliated banks totaling $227.5 million, with no amounts advanced against those lines. Additionally, as of September 30, 2025, we had $692.7 million in unused and available advances from the FHLB. We have historically utilized FHLB advances to support the fluctuating and sometimes unpredictable balances in our mortgage warehouse lending portfolio, and we continue to have the ability to do so.
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of September 30, 2025. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - September 30, 2025
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Federal Home Loan Bank advances	$280,000	$250,000	$30,000	$—	$—
Subordinated notes	70,000	—	—	—	70,000
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	27,718	5,813	10,247	8,348	3,310
Time deposits with stated maturity dates	973,320	950,294	20,716	2,310	—
Total contractual obligations	$1,402,069	$1,206,107	$60,963	$10,658	$124,341
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
The following table summarizes simulated change in net interest income versus unchanged rates as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	8.4%	9.8%	10.1%	13.2%
+300 basis points	6.4%	7.4%	7.6%	9.9%
+200 basis points	4.4%	5.0%	5.1%	6.6%
+100 basis points	2.3%	2.6%	2.6%	3.3%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(2.1%)	(2.6%)	(2.6%)	(3.7%)
-200 basis points	(4.4%)	(5.7%)	(5.4%)	(7.5%)
-300 basis points	(6.8%)	(9.1%)	(8.2%)	(11.8%)
-400 basis points	(8.4%)	(11.4%)	(11.0%)	(16.0%)
The following table presents the change in our economic value of equity as of September 30, 2025 and December 31, 2024, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	September 30, 2025	December 31, 2024
+400 basis points	8.3%	9.3%
+300 basis points	6.6%	7.3%
+200 basis points	4.5%	5.2%
+100 basis points	2.0%	2.6%
Flat rates	0.0%	0.0%
-100 basis points	(4.8%)	(5.6%)
-200 basis points	(10.0%)	(11.5%)
-300 basis points	(15.5%)	(17.7%)
-400 basis points	(20.4%)	(24.2%)
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
TBK Bank, SSB (the “Bank”), the wholly-owned bank subsidiary of the Company, is the agent bank for a $60.5 million floorplan loan facility, of which the Bank holds approximately $22.5 million, for which Tricolor Holdings, LLC (“Tricolor”) is the lead borrower. On September 10, 2025, Tricolor and its affiliates filed for Chapter 7 bankruptcy in the United States District Court for the Northern District of Texas. Public reports have surfaced alleging that Tricolor was engaged in fraud; however, the details of this alleged fraud are not yet known. The floorplan loan facility is secured by a first-priority security interest in the vehicle inventory and certain other assets of Tricolor. As of September 30, 2025, the Bank believes its collateral position adequately secures the outstanding balance of the loan facility. As the bankruptcy proceedings progress, however, the Bank may discover additional information regarding the status of Tricolor’s vehicle inventory. Other creditors have asserted that they have interests in some of the vehicles in which the Bank asserts a first-priority security interest. To the extent necessary, the bankruptcy court may ultimately have to determine the Bank’s and other creditors’ interest in specific vehicles that the Bank believes to be part of Tricolor’s vehicle inventory. The Company may also be subject to additional claims asserted by creditors or the trustee in the bankruptcy proceedings. Should any of such factual determinations or developments in the bankruptcy proceedings negatively impact the Bank’s assessment of its collateral position or otherwise have a negative impact on the Company, the Company might incur losses which could be material to our business, financial condition and results of operations.
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
On March 4, 2025, Mr. Edward J. Schreyer, the Company’s Executive Vice President and Chief Operating Officer, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Schreyer Trading Plan”). The Schreyer Trading Plan covers the sale of up to 90 percent of the net shares (after applicable tax withholding) of the Company’s common stock received by Mr. Schreyer upon the May 1, 2025 vesting of equity awards previously issued to Mr. Schreyer, to occur in several transactions over a period commencing after the later of (1) 90 days from the execution of the Schreyer Trading Plan and (2) the second trading day following the public disclosure of the Company’s financial results on Form 10-Q for the quarter ended March 31, 2025, and will cease upon the earlier of January 31, 2026 or the sale of all shares subject to the Schreyer Trading Plan. As of September 2, 2025, all shares subject to the Schreyer Trading Plan had been sold and the Schreyer Trading Plan was terminated.
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
As of the end of the third quarter of 2025, none of our other directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

10.1†
Separation Agreement and Release, dated July 25, 2025, by and between Melissa Forman-Barenblit and TBK Bank, SSB, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 30, 2025.

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

TRIUMPH FINANCIAL INC.
(Registrant)

Date:	October 15, 2025	/s/ Aaron P. Graft
Aaron P. Graft President and Chief Executive Officer

Date:	October 15, 2025	/s/ W. Bradley Voss
W. Bradley Voss Chief Financial Officer