Form 10-K
period 2025-12-31
Triumph Financial, Inc.
filed 2026-02-11
CIK 1539638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-K
_____________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Select Market on June 30, 2025 was approximately $1,241,998,000.
The number of shares of Registrant’s Common Stock outstanding as of February 9, 2026 was 23,793,965.
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2025, are incorporated by reference into Part III of this Report.

i

PART I
ITEM 1. BUSINESS.
Overview
Triumph Financial, Inc. (“we,” “Triumph Financial” or the “Company”) is a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). We offer a diversified line of banking, factoring, payments, and intelligence services.
At December 31, 2025, our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Within such ecosystem we operate our payments platform which connects such parties to streamline and optimize the presentment, audit and payment of transportation invoices, and we act as capital provider to the Carrier industry through our factoring business. We also offer data services through our Intelligence offerings. Our traditional banking operations provide stable, low cost deposits to support our operations, a diversified lending portfolio to add stability to our balance sheet, and a suite of traditional banking products and services to participants in the for-hire trucking ecosystem to deepen our relationship with such clients.
We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of December 31, 2025, we had consolidated total assets of $6.381 billion, total loans held for investment of $4.991 billion, total deposits of $4.950 billion and total stockholders’ equity of $941.8 million.
Our business is conducted through four reportable segments (Banking, Factoring, Payments, and Intelligence). For the year ended December 31, 2025, our Banking segment generated 57% of our total segment revenue (comprised of interest and noninterest income), our Factoring segment generated 31% of our total segment revenue, our Payments segment generated 11% of our total segment revenue, and our Intelligence segment generated 1% of our total segment revenue. As part of our business operations, we use automated technologies, including those supported by artificial intelligence. This includes the instant purchase model we have deployed as part of our factoring operations.
Banking
Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services, commercial lending product lines focused on businesses that require specialized financial solutions and national lending product lines that further diversify our lending operations. Our banking operations commenced in 2010 and include a branch network developed through organic growth and acquisition, including concentrations in the front range of Colorado, the Quad Cities market in Iowa and Illinois and a full service branch in Dallas, Texas. Our traditional banking offerings include a full suite of lending and deposit products and services. These activities are focused on our local market areas and some products are offered on a nationwide basis. They generate a stable source of core deposits and a diverse asset base to support our overall operations. Additionally, we offer equipment lending and mortgage warehouse lending on a nationwide basis to provide further asset base diversification. Our mortgage warehouse program also generates stable deposits. Our Banking products and services share basic processes and have similar economic characteristics.
Factoring
In addition to our traditional banking operations, we also operate a factoring business focused primarily on serving the over-the-road trucking industry. This business involves the provision of working capital to the trucking industry through the purchase of invoices generated by small to medium sized trucking fleets ("Carriers") at a discount to provide immediate working capital to such Carriers. We commenced these operations as part of an acquisition in 2012 and have grown this business from approximately $49.3 million in net funds employed at the time of such acquisition to $1.149 billion as of December 31, 2025. In 2024, our factoring business also launched its Factoring as a Service ("FaaS") product. As part of our FaaS product, we offer certain back-office factoring services to the over-the-road transportation industry, enabling our FaaS customers to either supplement their own factoring operations or to offer factoring services to their customers wholly supported by our platform. Our factoring business operates in a highly specialized niche with unique processes and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products described above.

Payments
Our payments business provides payment, audit, and other banking services for the over the road trucking industry. Our payments platform for Brokers and Shippers was originally designed as a platform to manage Carrier payments for third party logistics companies, or 3PLs ("Brokers") and the manufacturers and other businesses that contract directly for the shipment of goods ("Shippers"), with a focus on increasing on-balance sheet factored receivable transactions through the offering of quick pay transactions for Carriers receiving such payments through the Payments platform. During 2021, we acquired HubTran, Inc., a software platform that offers workflow solutions for the processing and approval of Carrier Invoices for approval by Brokers or purchase by the factoring businesses providing working capital to Carriers ("Factors"). Following this acquisition, the Payments segment strategy shifted from a capital-intensive on-balance sheet product with a greater focus on interest income to a network for the trucking industry with a focus on fee revenue. The Payments network connects Brokers, Shippers, Factors and Carriers through forward-thinking solutions that help each party successfully manage the life cycle of invoice presentment for services provided by Carrier through the processing and audit of such invoice to its ultimate payment to the Carrier or the Factor providing working capital to such Carrier. As part of our payments business, we also offer our LoadPay product; a digital bank account developed for Carriers. LoadPay provides a user experience and financial products, including small business transactional accounts, tailored to the financial needs of the small trucking companies that are the ultimate payees inside of the Payments network. A key feature of the LoadPay product is our ability to rapidly fund invoices approved for payment through the Payments network or approved for purchase as part of our factoring operations to the LoadPay account without the need for such payments to be processed through traditional payment rails such as ACH transfers. We also offer supply chain finance to Brokers, allowing them to pay their Carriers faster and drive Carrier loyalty. We provide tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Our Payments products and services share basic processes and have similar economic characteristics.
Intelligence
Our data intelligence division, which we call Intelligence, was launched during the fourth quarter of 2024 to turn the over-the-road trucking data collected through our services into actionable insights for our customers. This launch coincided with our acquisition of Isometric Technologies Inc., a company that provides service and performance scoring and benchmarking capabilities to the over-the-road trucking industry. During the second quarter of 2025, we acquired Greenscreens AI. Inc., a pricing solution for the logistics industry that delivers short-term freight market pricing intelligence and business insights, which further augmented the product and service offerings of our Intelligence division. Data has the ability to drive efficiency, enhance decision-making, and enable Shippers, Brokers, and Carriers to operate more profitably in a very competitive over-the-road trucking market. With our access to data from our Payments network and other sources, we believe we can develop products and services to offer to logistics service providers, allowing them to better plan for peak periods, competitively source freight capacity, and allocate resources efficiently, thus improving their profitability. Our Intelligence division operates in a highly specialized niche with unique processes and key performance indicators.
Banking Products and Services
Our banking products and services include a variety of traditional banking services offered through our bank subsidiary, TBK Bank. These products and services focus on serving the local communities in which we operate and creating full banking relationships with both personal and commercial clients.
TBK Bank operates retail branch networks in three geographic markets, (i) a mid-western division consisting of ten branches in the Quad Cities Metropolitan Area of Iowa and Illinois, together with seven other branches throughout central and northwestern Illinois and one branch in northeastern Illinois, (ii) a western division consisting of thirty-nine branches located throughout Colorado, two branches in far western Kansas and two branches in New Mexico and (iii) a Dallas division consisting of two branches. Through this branch network, we offer our customers a variety of financial products and services that both augment our revenue (fee and interest income) and help us expand and retain our core deposit network, including checking and savings accounts, debit cards, and electronic banking. Our Dallas corporate office also serves as the center for our treasury management operations, which offers full-service commercial banking functionality. Our treasury management operations generate fee income for us, while also enhancing our core deposit portfolio, as we are able to offer our commercial lending clients a full-service banking relationship meeting all of their business needs.
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
Equipment Loans. We originate equipment loans primarily secured by new or used revenue producing, essential-use equipment from major manufacturers that is movable, may be used in more than one type of business, and generally has broad resale markets. Core markets include transportation, construction, and waste. Our equipment loans are typically fully amortizing, fixed rate loans secured by the underlying collateral with a term of three to five years. Equipment lending to transportation clients constituted approximately 95% of our total equipment lending portfolio as of December 31, 2025. Equipment loans are reported within commercial loans in the notes to our consolidated financial statements.
Asset-Based Loans. We maintain a portfolio of asset-based loans to borrowers to support general working capital needs. Our asset-based loan structure involves advances of loan proceeds against a “borrowing base,” which typically consists of accounts receivable, identified readily marketable inventory or other collateral of the borrower. The maximum amount a customer may borrow at any time is fixed as a percentage of the asset borrowing base. These loans typically bear interest at a floating rate comprised of SOFR or the prime rate plus a premium and include certain other transaction fees, such as origination and unused line fees. Asset-based loans are reported within commercial loans in the notes to our consolidated financial statements. As of December 31, 2025, we made the decision to cease new originations in our asset-based loan portfolio and to begin winding down its operations during 2026.
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
At December 31, 2025, maximum aggregate outstanding purchases ranged in size from $25 million to $300 million. Typical covenants include minimum tangible net worth, maximum leverage and minimum liquidity. As loans age, the Company requires loan curtailments to reduce our risk involving loans that are not purchased by investors on a timely basis.
At December 31, 2025, the Company had 14 mortgage banking company customers with a maximum aggregate exposure of $1.860 billion and an actual aggregate outstanding balance of $1.156 billion. The average mortgage loan being purchased by the Company reflects a blend of both Conforming and Government loan characteristics, including an average loan to value ratio ("LTV") of 63%, an average credit score of 721 and an average loan size of $245 thousand. These characteristics illustrate the low risk profile of loans purchased under the mortgage warehouse arrangements. To date, we have not experienced a loss on any of our mortgage warehouse loans. Through our commercial banking and treasury management functionality, we are able to offer our mortgage warehouse clients depository relationships focused on the servicing deposits generated in such businesses, further enhancing our core deposit portfolio.
Liquid Credit Loans. We also maintain a portfolio of broadly syndicated leveraged loans secured by a variety of collateral types. Liquid credit loans are reported within commercial loans in the notes to our consolidated financial statements. As of December 31, 2025, we made the decision to cease new acquisitions of loans in our liquid credit portfolio and to allow the portfolio to decline during 2026.
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
Our transportation factoring clients include small owner-operator trucking companies (one-to-four trucks), mid-sized fleets (5-to-50 trucks), large fleets (more than 50 trucks), and freight broker relationships whereby we manage Carrier payments on behalf of a Broker client. Factoring for transportation businesses constituted approximately 97% of our total factoring portfolio at December 31, 2025, calculated based on the gross receivables from the purchase of invoices from such trucking businesses compared to our total gross receivables in the purchase of factored receivables as of such date. The features and pricing of our transportation factoring relationships vary by client type. Typically our smaller owner-operator relationships are structured as “non-recourse” relationships (i.e., we retain the credit risk associated with the ability of the account debtor on an invoice we purchase to ultimately make payment) and our larger relationships are structured as “recourse” relationships (i.e., our client agrees to repurchase from us any invoices for which payment is not ultimately received from the account debtor). Our transportation factoring business tends to be weaker in the first quarter of the year; consistent with trends in over the road trucking.
In 2024, our factoring business also launched its Factoring as a Service ("FaaS") product. As part of our FaaS product, we offer certain back-office factoring services to the over-the-road transportation industry, enabling our FaaS customers to either supplement their own factoring operations or to offer factoring services to their customers wholly supported by our platform.
The total dollar value of invoices purchased by our Factoring segment during the year ended December 31, 2025 was $11.699 billion, compared to invoice purchase volume of $10.370 billion for the year ended December 31, 2024.

Payments
Our payments platform is a payments network for the over-the-road trucking industry. The network connects Brokers, Shippers, Factors, and Carriers through forward-thinking solutions that help each party successfully process, settle and manage Carrier payments and drive growth. Revenues are derived from transaction fees and interest income on factored receivables and commercial loans related to invoice payments. Payments’ factored receivables consist of (i) invoices where we offer a Carrier a quick pay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and (ii) factoring transactions where we purchase receivables payable to such freight brokers from their shipper clients. Payments also offers commercial loans that result from our offering certain Brokers an additional liquidity option through the ability to settle their invoices with us on an extended term following our payment to their Carriers. The balance of such commercial loans was $0 at December 31, 2025. For the year ended December 31, 2025, our Payments segment processed 33,562,731 invoices paying a total of $40.517 billion.
As part of our payments business, we also offer our LoadPay product; a digital bank account developed for Carriers. LoadPay provides a user experience and financial products, including small business transactional accounts, tailored to the financial needs of the small trucking companies that are the ultimate payees inside of the network. A key feature of the LoadPay product is our ability to rapidly fund invoices approved for payment through the network or approved for purchase as part of our factoring operations to the LoadPay account without the need for such payments to be processed through traditional payment rails such as ACH transfers.
Intelligence
Our data intelligence division, which we call Intelligence, was launched during the fourth quarter of 2024 to turn the over-the-road trucking data collected through our services into actionable insights for our customers. This launch coincided with our acquisition of Isometric Technologies Inc., a company that provides service and performance scoring and benchmarking capabilities to the over-the-road trucking industry. During the second quarter of 2025, we also acquired Greenscreens AI. Inc., a pricing solution for the logistics industry that delivers short-term freight market pricing intelligence and business insights, which further augmented the product and service offerings of our Intelligence division. Data has the ability to drive efficiency, enhance decision-making, and enable Shippers, Brokers, and Carriers to operate more profitably in a very competitive over-the-road trucking market. With our access to data from our payments network and other sources, we believe we can develop products and services to offer to logistics service providers, allowing them to better plan for peak periods, competitively source freight capacity, and allocate resources efficiently, thus improving their profitability. Going forward, Intelligence will operate in a highly specialized niche with unique processes and key performance indicators.
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
Our transportation payments products (i.e., factoring and payments) require specialized underwriting processes. For each factoring transaction, in addition to a credit evaluation of our client, we also evaluate the creditworthiness of underlying account debtors, because account debtors represent the substantive underlying credit risk. Transportation factoring also presents the additional challenge of underwriting high volumes of invoices of predominantly low value per invoice and managing credit requests for a large industry pool of account debtors. We facilitate this process through a proprietary web-based “Online Broker Credit” application, which processes invoice purchase approval requests for our clients through an online proprietary scoring model and delivers either preliminary responses for small dollar requests or immediate referral to our servicing personnel for larger dollar requests. In 2024, we launched our instant purchase decision model to augment and add efficiencies to invoice purchase underwriting in our factoring business. This model uses machine learning and artificial intelligence, based on a rule set established by our risk model that we have developed over our history, to screen invoices for compliance with appropriate criteria and risk scoring and approve them for purchase in seconds without human intervention. This model was launched at scale in our factoring division's small carrier group during 2024 and the Company anticipates continued deployment to other parts of its factoring business in the future. We also set and monitor concentration limits for individual account debtors that are tracked across all of our clients (as multiple clients may have outstanding invoices from a particular account debtor). For each Broker or Shipper client, for whom we will be originating quick pay or supply chain finance transactions, we conduct an in-depth credit evaluation and underwriting process. We facilitate this process by collecting detailed company and financial information, which we analyze to determine credit risk.
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
With respect to our factoring operations, we employ a proprietary risk management program whereby each client is assigned a risk score based on measurable criteria. Our risk model is largely geared toward early detection and mitigation of fraud, which we believe represents the most material risk of loss in this asset class. Risk scores are presented on a daily basis through a proprietary software application. These risk scores are then used to assign such client into a particular classification level. The classification level is not a predictor of loss exposure but rather the determinant for monitoring levels and servicing protocols, such as the percentage requirements for collateral review and invoice verification prior to purchase. This scoring and risk allocation methodology helps us to manage and control fraud and credit risk. For our Payments Broker and Shipper clients, for whom we are originating quick pay transactions, we conduct quarterly reviews of the client’s financial statements to monitor the financial condition and performance relative to established guidelines and covenants.

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
Deposits
Deposits are our primary source of funds to support our earning assets. We offer depository products, including checking, savings, money market and certificates of deposit with a variety of rates. Deposits at our bank subsidiary are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. In addition, required deposit balances associated with our commercial loan arrangements, treasury management relationships maintained by our commercial lending clients, and funds held as part of the payments services provided within our Payments division provide additional sources of deposits. In our community banking markets, we have a network of 63 deposit-taking branch offices.
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

As permitted by the interim final rule issued on March 27, 2020, by the federal banking regulatory agencies, we elected the option to delay the estimated impact on regulatory capital of ASU 2016-13, "Financial Instruments - Credit Loses (Topic 326): Measurement of Credit Losses on Financial Instruments", which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13 as well as 25% of the quarterly increases in the allowance for credit losses subsequent to adoption of ASU 2016-13 (collectively, the "transition adjustments") was delayed for two years. After two years, the cumulative amount of the transition adjustments became fixed and was phased out of the regulatory capital calculations evenly over a three year period, with 75% recognized in year three, 50% recognized in year four, and 25% recognized in year five. After five years, the temporary regulatory capital benefits were fully reversed. The elected option did not have a material impact on our capital ratios.
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
As discussed above, in accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered “well capitalized,” adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2025, the Company’s subsidiary bank exceeded the capital levels required to be deemed “well capitalized.”
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
Human Capital
Corporate Values
As of December 31, 2025, we had 1,450.0 full-time equivalent employees. We are focused on “Helping People Triumph.” It’s our brand purpose and our core values align with that purpose. We believe that our customers, team members, communities and shareholders benefit from it. As a result, how we do business is as important to us as what is achieved through our efforts. That belief forms the basis of the core values our team members honor. They carry those values into the communities where they live and work.

We are focused on maintaining a work environment where every team member is treated with dignity and respect, free from the threat of discrimination or harassment. As stated in our Board approved Code of Business Conduct & Ethics, we expect these same standards to apply to all stakeholders, to our interactions with customers, vendors and independent contractors. TFIN expects these values to be applied globally and by those we do business with.
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
We strive to ensure our team members have access to working conditions that provide a safe and healthy environment, free from work-related injuries and illnesses. Our locations employ badges and keypads to enter restricted areas of locations that have a public presence. Triumph Financial also employs a security team, to track and remediate vulnerabilities in our physical, transactional, and team member security. We encourage team members to raise concerns about actual or suspected misconduct. Triumph Financial provides comprehensive medical, dental, and vision plans, health savings accounts, PTO and sick time, long-term disability, term life, dependent life, AD&D insurance, childcare and dependent care programs, flexible spending accounts, FMLA, and employee assistance and wellness programs. We also maintain an employee stock purchase program. We are committed to providing our team members with applicable rights and certain freedoms, such as good working conditions, open communication, reasonable job security, personal growth opportunities, training and education, and communication of job expectations.

Diversity and Inclusion
We believe that the right people, in the right roles, with the right skills, immersed in the right culture will lead to our collective success. Having the "right people" on our team means that we maintain an awareness of inclusion and a focus on equal employment opportunities. We believe that doing so makes us a better company, a better employer, a better neighbor and a better investment. Building a better tomorrow includes celebrating the uniqueness of our team members, customers, partners, and communities while promoting a culture of understanding and acceptance. We dedicate ourselves to creating an environment where we value and listen to everyone with humility and we act with respect regardless of gender, race, creed, orientation, or background.
We are committed to providing equal employment and advancement opportunities to qualified individuals and will not tolerate illegal discrimination or harassment. Team members are expected to immediately report any improper discrimination or harassment to the appropriate supervisor and Human Resources.
In August 2020, our CEO directed the formation of the CEO’s Council on Diversity & Inclusion (“The Council”) at Triumph. Members are represented all levels of the organization. The Council focused on diversity and inclusion in our workforce, workplace and community. They are responsible for connecting our diversity and inclusion activities with our broader business strategies. Additionally, we created a Leader of Diversity & Inclusion position to provide direction and leadership as we built processes and initiatives aimed at creating an environment that is welcoming to every qualified candidate.
Our Board of Directors consists of 12 members — the majority of whom are independent; 33% of our board members are women, and 17% are minorities. Based on current census data and team member demographics, females represent 62% of the Company’s employee base, 65% of our management structure through vice president, and 32% of management, senior vice president and above. As for ethnic minority representation across the Company, ethnic minorities represent 42% of our employee base, 29% of our management structure through vice president, and 11% of our management structure between senior vice president and executive.
Employee Recruitment, Development and Retention
Our success is a direct reflection of our ability to attract and retain the best and highest-performing talent. To do this, we make substantial investments in our team members, providing them with opportunities to learn, develop and advance their careers. We believe in fostering a strong culture based on our core values, which has been shown to create an impact at work, generate long-term value for our stakeholders, and make lasting contributions to our communities.
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
For the year ended December 31, 2025, salaries and employee benefits expense was $233.9 million compared to $219.6 million during the same period a year ago. Expenses related to education, training, executive development, recruiting, and placement are recorded in other noninterest expense. Expense related to education, training, and executive development was $0.9 million and $1.8 million for the years ended December 31, 2025 and 2024, respectively. This expense reflects our commitment to enhanced investment in the development of our team members year after year. Recruiting and placement expense was $0.5 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively. In recent years, we have put an increased focus on the use of internal recruiting resources to address staffing demands to support the growth of the organization and a more competitive macro labor market.

Environmental Matters
Triumph recognizes that our activities may have an impact on our planet. We are focused on sustainable finance, balancing environmental stewardship with responsible business operations, and complying with all applicable laws.
We believe in conducting our operations in a sustainable, responsible manner. Given our size and the nature of our business, our direct impacts are de minimis, but Triumph recognizes elements such as, but not limited to, electricity use, possible emissions from HVAC equipment, utilities related waste water, and refuse disposal consisting mostly of paper products.
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
Available Information
The Company’s internet address is triumph.io. The Company makes available at this address, free of charge, its annual report on Form 10-K, its annual reports to stockholders, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). These documents are also available on the SEC’s website at www.sec.gov.

ITEM 1A. RISK FACTORS.
Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control. The material risks and uncertainties that management believes affect the Company are described below. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities could decline significantly, and you could lose all or part of your investment. Additionally, while some of the factors, events and contingencies described herein may have occurred in the past, the disclosures herein are not representations as to whether or not they have occurred and are instead provided because future occurrences thereof could adversely affect the Company. In addition to the factors discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the risk factors below, global economic and geopolitical conditions and additional or unforeseen circumstances, developments, or events may give rise to or amplify many of the risks discussed below. Some statements in the following risk factors constitute forward-looking statements. Please refer to “Cautionary Note Regarding Forward-Looking Statements” in Item 7 of this report.
Summary
Our risk factors can be broadly summarized by the following categories:
•Economic Risks
•Credit and Interest Rate Risks
•Strategic Risks
•Transportation Concentration Risks
•Risks Relating to our Payments and Intelligence Businesses
•Operational Risks
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
•risks related to our Payments, Intelligence, and Factoring business and the associated growth in such product lines;
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
•increases in our capital requirements; and
•the impact of a global pandemic on our business.
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
The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and disorder and instability in domestic and foreign financial markets.
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
We rely on the structural features embedded in our asset-based lending and factoring products to mitigate the credit risk associated with such products. With respect to our asset-based loans, we limit our lending to a percentage of the customer’s borrowing base assets that we believe can be readily liquidated in the event of financial distress of the borrower. With respect to our factoring products, we purchase the underlying invoices of our customers and become the direct payee under such invoices, thus transferring the credit risk in such transactions from our customers to the underlying account debtors on such invoices. In the event one or more of our customers fraudulently represents the existence or valuation of borrowing base assets in the case of an asset-based loan, or the existence or validity of an invoice we purchase in the case of a factoring transaction, we may advance more funds to such customer than we otherwise would and lose the benefit of the structural protections of our products with respect to such advances. In such event we could be exposed to material additional losses with respect to such loans or factoring products. Although we believe we have controls in place to monitor and detect fraud with respect to our asset-based lending and factoring products, there is no guarantee such controls will be effective. We have experienced fraud with respect to these products in the past, which has not had a material effect. We anticipate that we will experience such fraud in the future and it could have a material effect. Losses from such fraudulent activity or otherwise related to identifying, securing, and liquidating such collateral could have a material impact on our business, financial condition and results of operations.

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
As a part of our products and services, we make commercial and commercial real estate loans. The principal economic risk associated with each class of loans is the creditworthiness of the borrower, which is affected by the strength of the relevant business market segment, local market conditions and general economic conditions. Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting their businesses and to effectively respond to those changes. Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property. A failure to effectively measure and limit the credit risk associated with our loan portfolio could have an adverse effect on our business, financial condition and results of operations.
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
At December 31, 2025, we had a total of approximately $69.9 million of nonperforming assets, constituting approximately 1.10% of total assets. Should the amount of nonperforming assets increase in the future, we may incur losses and the costs and expenses to maintain such assets likewise can be expected to increase and potentially negatively affect earnings. Any additional increase in losses due to such assets could have an adverse effect on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory.
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

As of December 31, 2025, our ACL as a percentage of total loans was 0.73% and as a percentage of total nonperforming loans was 63.44%. Additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement our ACL, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our ACL and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments could have an adverse effect on our business, financial condition and results of operations.
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
Depending on the condition of any institution or assets or liabilities that we may acquire, that acquisition may, at least in the near term, adversely affect our capital and earnings and, if not successfully integrated with our organization, may continue to have such effects over a longer period. We may not be successful in overcoming these risks or any other problems encountered in connection with potential acquisitions and any acquisition we may consider will be subject to prior regulatory approval. Our inability to overcome these risks could have an adverse effect on our profitability, return on equity and return on assets, and our ability to implement our business strategy and enhance stockholder value, which, in turn, could have an adverse effect on our business, financial condition and results of operations.

Our acquisition history and any future acquisitions may make it difficult for investors to evaluate our business, financial condition and results of operations and also impairs our ability to accurately forecast our future performance.
We may engage in acquisitions in the future. Our previous acquisitions may make it more difficult for investors to evaluate historical trends in our financial results and operating performance, as the impact of such acquisitions makes it more difficult to identify organic trends that would be reflected absent such acquisitions. Consequently, predictions and forecasts about our future revenue and expense may be impacted by future acquisitions, the terms of such acquisitions, and the specific attributes of the acquired companies, each of which are subject to factors outside of our control and which may vary materially depending on any future acquisition targets ultimately pursued. Thus, any predictions or forecasts about our future operations may not be as accurate as they would be if we were to grow purely on an organic basis.
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
A substantial portion of our revenues are derived from the transportation industry, including our transportation factoring business, our payments and intelligence operations, and our equipment finance lending, which are focused on the transportation sector. Given the concentration of such businesses in the transportation industry, economic conditions or other factors that negatively impact the transportation industry could impact our revenues, expose us to an increased risk of fraud or credit loss, or otherwise negatively impact our business. For example, reductions in economic activity reducing the volume of goods in commerce, changes in the spot rate market for transportation, the impact of any imposed tariffs, and other factors impacting Carriers in the over the road transportation business, such as the cost of insurance, may influence both the size of invoices we are able to purchase in our transportation business (both in traditional factoring as well as factoring transactions being originated through our Payments segment) as well as the number of Carriers engaged in this business and their utilization of available capacity. Negative trends in such items will directly correlate with a reduction in our net funds employed from transportation factored receivables and with reduced revenues from our Factoring and Payments operations. In addition, as negative factors in the transportation industry induce more financial stress on our clients in such businesses, we may experience an increased number of defaults in our equipment finance and other loans focused on this industry, as well as an increased risk of fraud, particularly in our factoring operations. For the year ended December 31, 2025, we estimate that approximately 42% percent of our revenues were derived from the transportation industry, and as of December 31, 2025, 97% of our period end factored receivables portfolio consisted of invoices purchased from transportation clients. Growth of our businesses focused on the transportation industry, in particular our transportation factoring and payments operations, are a key strategic focus for the Company. The occurrence of any of such events as described above resulting from factors negatively impacting the transportation industry may have an adverse effect on our strategic plans, business, financial condition and results of operations.
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

Our current customer base consists primarily of third party logistics companies, or Brokers, making payments to their Carriers through our payments platform, as well as Brokers and Factors that process their invoices for payment or purchase, as applicable, through the audit functionality on the payments platform. We intend to continue to pursue growth within each of our target customer markets (Broker, Shipper and Factor) and to seek to convert customers using only a portion of the payments platform functionality (payments or audit), to use the other services on the payments platform to conduct end to end integrated payments transactions that create benefit for the other parties to the payment transaction on the platform, and to continue exploring the use and deployment of artificial intelligence as well as other new technology tools on the platform. This also includes the development of additional data driven products and services as part of our Intelligence business. Each of these efforts pose different sales and marketing challenges, and present different requirements. We cannot be sure that we will achieve the success in these expanded efforts and failure to achieve such success will hinder our growth prospects and strategic outlook.
Our business also depends on retaining our existing Payments customers. Our business is currently based on contract terms for our products for Brokers and Shippers making payments to their Carriers on the payments platform, and are generally month to month for Factors and Brokers processing their invoices for payment or purchase, as applicable, through the audit functionality on the payments platform. Customers are not obligated to, and may not, renew their services after their existing subscriptions expire or may terminate month to month contracts at any time. As a result, even though the number of customers using our platform has grown rapidly in recent years, there can be no assurance that we will be able to retain these customers or new customers that may enter into services. Renewals of services may decline or fluctuate as a result of a number of factors, including dissatisfaction with our platform or support, the perception that a competitive platform, product or service presents a better or less expensive option, or our failure to successfully deploy sales and marketing efforts towards existing customers as they approach the expiration of their agreement term. In addition, we may terminate our relationships with customers for various reasons, such as unacceptable business practices or contract breaches. Further, if Payments customers on our platform were to cease operations, temporarily or permanently, or face financial distress or other business disruption, our ability to retain customers would suffer.
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
Our Payments operations have grown significantly in recent periods both organically and through acquisition, and have a limited operating history, particularly at our current scale. Our Intelligence division was established in the fourth quarter of 2024, was supplemented by our acquisition of Greenscreens AI Inc. in the second quarter of 2025, an also has a limited operating history. These businesses operate in rapidly evolving industries. We have frequently expanded, and plan to continue to expand, our network platform features and services for these businesses and will likely continue to change and develop our pricing methodologies for these products and services. This limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter. These risks and challenges include, but are not limited to, our ability to:
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
Our growth prospects and strategic outlook depend in part on adoption of the full payments platform functionality to conduct end to end integrated payments transactions that create benefit for the other parties to the payment transaction on the platform.
Even if we succeed in adding new customers to our platform and retaining existing customers, our growth prospects and strategic outlook depend on adoption by our customers for the full payments platform functionality to conduct end to end integrated payments transactions for which we will earn fee income based on transaction volume. Such adoption and the amount of fee income we are able to earn may vary from period to period and depend on a variety of factors, many of which are beyond our control and difficult to predict. Such factors may include, among other things, our successful rollout of such integrated end to end payments functionality, customer acceptance of agreeable pricing terms for such functionality, the success of our customers’ operations which generate transaction volume, the proportion of our customers’ payment volumes processed through our platform and overall economic conditions.
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
Our Payments business handles payment processing administration for certain of our customers. Consequently, at any given time, we may be holding or directing funds of Payments customers. This function creates a risk of loss arising from, among other things, fraud by employees or third parties, execution of unauthorized transactions, ACH reversals, or errors relating to transaction processing. We are also potentially at risk if the financial institution in which we hold these funds suffers any kind of insolvency or liquidity event or fails, for any reason, to deliver their services in a timely manner. The occurrence of any of these types of events could cause us financial loss and reputational harm. Our Payments business in particular involves unique and more complex payments issues such as the management of notices of assignment and maintenance of carrier wallets which may increase the overall risk of this business line.
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
If any material security breach involving our systems or the systems of third parties that store or process our data or significant denial-of-service or other cyber-attack occurs or is believed to have occurred, our reputation and brand could be damaged, we could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches or attacks and remediate our systems. In addition, we could be exposed to a risk of loss, litigation, or regulatory action and possible liability, some or all of which may not be covered by insurance, and our ability to operate our business may be impaired. Unauthorized parties may in the future gain access, to systems or facilities used in our payments business through various means, including gaining unauthorized access into our systems or facilities or those of customers, attempting to fraudulently induce our employees, customers, or others into disclosing user names, passwords, payment information, or other sensitive information, which may in turn be used to access our IT systems or fraudulently transfer funds to bad actors.
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
Cyberattacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. In the event of cyberattacks impacting our transportation payments business (i.e., Factoring and Payments), such attacks may result in payment diversions or other events that could cause us financial loss, which could be material given the payment volumes of such businesses. Furthermore, the public perception that a cyberattack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom it does business. Unauthorized access of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause us serious negative consequences, including loss of customers and business opportunities, costs associated with maintaining business relationships after an attack or breach; significant business disruption to our operations and business, misappropriation, exposure, or destruction of its confidential information, intellectual property, funds, and/or those of its customers; or damage to our, our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition. In addition, we may not have adequate insurance coverage to compensate for losses from a cybersecurity event.
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
At December 31, 2025, we held $10.2 million of OREO. In the event the amount of OREO should increase due to an increase in defaults on bank loans, our losses and the costs and expenses to maintain the real estate likewise would increase. Any additional increase in losses and maintenance costs and expenses due to OREO may have a material adverse effect on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses and may reduce our ultimate realization from any OREO sales, which could have an adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2025, approximately $1.453 billion, or 29.4%, of our deposits consisted of interest-bearing demand deposits and money market accounts. Based on past experience, we believe that our deposit accounts are a relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations.

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
We currently hold investments in certain CLO subordinated notes or preference shares or other CLO securities, and may continue to make such investments in the future. The subordinated notes or preference shares of a CLO are usually entitled to all of the income generated by the CLO after the CLO pays all of the interest due on the debt notes and its expenses. However, there will be little or no income available to the CLO subordinated notes or preference shares if there are defaults on the underlying collateral in excess of certain amounts or if the recoveries on such defaulted collateral are less than certain amounts. Similarly, any investment we make in debt securities of a CLO that are junior to other debt securities of the entity will be payable only in the event that the underlying collateral generates sufficient income to make the interest payments on the securities of the CLO that are senior to any such junior debt instruments. Consequently, the value of any investment we make in the subordinated notes, preference shares or other debt securities of CLOs could decrease substantially depending on the performance of the underlying collateral in such CLO. In addition, the subordinated notes, preference shares and other debt securities of CLOs are generally illiquid, and because they represent a leveraged investment in the CLO’s assets, their value will generally fluctuate more than the values of the underlying collateral. As of December 31, 2025, we had investments with a net carrying amount of $1.6 million in the subordinated notes of CLOs.

In addition, we have historically, and may in the future, invest in the subordinated notes or preference shares of CLO warehouse financing structures. Such investments will be entitled to all income generated by the underlying investments acquired during the warehouse period after the financing cost from warehouse credit facility is paid, but will bear the first loss incurred on such investments if they decrease in value and the CLO or other investment product is unable to be issued and the warehouse portfolio is liquidated. In such event, the subordinate note or preference share investors in such CLO warehouse would be exposed to losses up to the total amount of such investment if the CLO or other investment product does not close and the underlying investment pool is liquidated for a loss. Such a scenario may become more likely in times of economic distress or when the loans comprising the collateral pool of such warehouse, although still performing, may have declined in market value. Although we generally expect CLO warehouse arrangements to last approximately six to nine months before a CLO is issued, the CLO issuer may not be able to complete the issuance within the expected time frame or at all. We did not hold any CLO warehouse investments as of December 31, 2025.
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
The federal banking regulators have issued final guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2025, we believe that we are operating within the guidelines. However, increases in our commercial real estate lending could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will continue to impact our operations or capital requirements.
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
Holders of our indebtedness and preferred stock have rights that are senior to those of our common stockholders. As of December 31, 2025, we had $69.9 million outstanding in subordinated notes issued by our holding company and $43.0 million outstanding in junior subordinated debentures that are held by statutory trusts which issued trust preferred securities to investors. Our subordinated notes and junior subordinated debentures are senior to our shares of preferred stock and common stock in right of payment of dividends and other distributions. We must be current on interest and principal payments on our indebtedness before any dividends can be paid on our preferred stock or our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our indebtedness must be satisfied before any distributions can be made to our preferred or common stockholders. If certain conditions are met, we have the right to defer interest payments on the junior subordinated debentures (and the related trust preferred securities) at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period, during which time no dividends may be paid to holders of our preferred stock or common stock.
At December 31, 2025 we had issued and outstanding 45,000 shares of 7.125% Series C Fixed-Rate Non-Cumulative Perpetual Preferred Stock, with an aggregate liquidation preference of $45 million (the “Series C Preferred Stock”), which is held by investors in through 1,800,000 depositary shares, each representing a 1/40th ownership interest in a share of the Series C Preferred Stock. Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. We must be current on dividends payable to holders of preferred stock before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.
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

Our board of directors intends to retain all of our earnings to promote growth and build capital, or to deploy a portion of such earnings through share repurchase programs. Accordingly, we do not expect to pay dividends in the foreseeable future. In addition, we are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. Further, the Federal Reserve issued Supervisory Letter SR 09-4 on February 24, 2009 and revised as of March 27, 2009, which provides guidance on the declaration and payment of dividends, capital redemptions and capital repurchases by bank holding companies. Supervisory Letter SR 09-4 provides that, as a general matter, a financial holding company should eliminate, defer or significantly reduce its dividends, if: (1) the financial holding company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the financial holding company’s prospective rate of earnings retention is not consistent with the financial holding company’s capital needs and overall current and prospective financial condition; or (3) the financial holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the financial holding company is operating in an unsafe and unsound manner.
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
As of December 31, 2025, the carrying value of our investment securities portfolio was as follows:

(Dollars in thousands)
Debt securities - available for sale	$364,277
Debt securities - held to maturity, net	1,550
Equity securities with readily determinable fair values	4,588
Equity securities without readily determinable fair values	84,450
$454,865

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
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2025, we had goodwill of $355.3 million, representing approximately 38% of total equity.
The Company's intangible assets primarily relate to core deposits, customer relationships, and technology assets. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. A triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2025, we had intangible assets of $47.9 million, representing approximately 5% of total equity.
In assessing the potential for realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. We have concluded that, based on the level of positive evidence, it is more likely than not that at December 31, 2025 all but $0.3 million which is recorded as a valuation allowance of the deferred tax asset will be realized. At December 31, 2025, net deferred tax assets were approximately $0.2 million. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations and financial condition.

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
TBK Bank, SSB (the “Bank”), the wholly-owned bank subsidiary of the Company, is the agent bank for a $60.5 million floorplan loan facility, of which the Bank holds approximately $22.5 million, for which Tricolor Holdings, LLC (“Tricolor”) is the lead borrower. On September 10, 2025, Tricolor and its affiliates filed for Chapter 7 bankruptcy in the United States District Court for the Northern District of Texas. Public reports have surfaced alleging that Tricolor was engaged in fraud; however, the details of this alleged fraud are not yet known. The floorplan loan facility is secured by a first-priority security interest in the vehicle inventory and certain other assets of Tricolor. As of December 31, 2025, the Bank believes its collateral position adequately secures the outstanding balance of the loan facility. As the bankruptcy proceedings progress, however, the Bank may discover additional information regarding the status of specific collateral securing the loan. Other creditors have asserted that they have interests in some of the collateral in which the Bank asserts a first-priority security interest. To the extent necessary, the bankruptcy court may ultimately have to determine the Bank’s and other creditors’ interest in such collateral. The Company may also be subject to additional claims asserted by creditors or the trustee in the bankruptcy proceedings. Should any of such factual determinations or developments in the bankruptcy proceedings negatively impact the Bank’s assessment of its collateral position or otherwise have a negative impact on the Company, the Company might incur losses which could be material to our business, financial condition and results of operations.
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

ITEM 2. PROPERTIES.
Our corporate office is located at 12700 Park Central Drive, Suite 1700, Dallas, Texas 75251.
TBK Bank operates retail branch networks in three geographic markets, (i) a mid-western division consisting of ten branches in the Quad Cities Metropolitan Area of Iowa and Illinois, together with seven other branches throughout central and northwestern Illinois and one branch in northeastern Illinois, (ii) a western division consisting of thirty-nine branches located throughout Colorado, two branches in far western Kansas and two branches in New Mexico and (iii) a Dallas, Texas division consisting of two locations, one in which we maintain our corporate office facility and a full-service branch and one additional full-service branch location. We lease ten of these offices and own the remaining fifty-three. Our owned offices are freestanding permanent facilities and the leased offices are part of larger retail facilities. Most of TBK Bank’s branches are equipped with automated teller machines (“ATM”) and drive-through facilities. Our Payments and Intelligence businesses operate out of our corporate office facility in Dallas, Texas.
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
TBK Bank, SSB (the “Bank”), the wholly-owned bank subsidiary of the Company, is the agent bank for a $60.5 million floorplan loan facility, of which the Bank holds approximately $22.5 million, for which Tricolor Holdings, LLC (“Tricolor”) is the lead borrower. On September 10, 2025, Tricolor and its affiliates filed for Chapter 7 bankruptcy in the United States District Court for the Northern District of Texas. Public reports have surfaced alleging that Tricolor was engaged in fraud; however, the details of this alleged fraud are not yet known. The floorplan loan facility is secured by a first-priority security interest in the vehicle inventory and certain other assets of Tricolor. As of December 31, 2025, the Bank believes its collateral position adequately secures the outstanding balance of the loan facility. As the bankruptcy proceedings progress, however, the Bank may discover additional information regarding the status of specific collateral securing the loan. Other creditors have asserted that they have interests in some of the collateral in which the Bank asserts a first-priority security interest. To the extent necessary, the bankruptcy court may ultimately have to determine the Bank’s and other creditors’ interest in such collateral. The Company may also be subject to additional claims asserted by creditors or the trustee in the bankruptcy proceedings. Should any of such factual determinations or developments in the bankruptcy proceedings negatively impact the Bank’s assessment of its collateral position or otherwise have a negative impact on the Company, the Company might incur losses which could be material to our business, financial condition and results of operations.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Common Equity Holders
Our common stock is listed on the New York Stock Exchange (the "NYSE") and the NYSE Texas under the symbol “TFIN.” At February 9, 2026, there were 23,793,965 shares outstanding and 108 stockholders of record for the Company’s common stock.
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

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on December 31, 2020 through December 31, 2025, with the cumulative total return of the Russell 2000 Index and the S&P Regional Banks Select Industry Index for the same period. The Performance Graph also compares the cumulative total shareholder return on the Company’s common stock to the cumulative total return of the NASDAQ Global Select Market Index and the NASDAQ Bank Index, the indices used in the Performance Graph in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for the same period. The Company transferred the listing of its common and preferred stock from the NASDAQ Stock Market to the New York Stock Exchange during the year ended December 31, 2025 and as a result selected new indices for the current year Performance Graph.
Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The Performance Graph assumes an initial investment of $100 in the Company’s common stock, the Russell 2000 Index, the S&P Regional Banks Select Industry Index, the NASDAQ Global Select Market Index and the NASDAQ Bank Index. Historical stock price performance is not necessarily indicative of future stock price performance.

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Triumph Financial, Inc
S&P Regional Banks Select Industry Index
Nasdaq Bank Index
Russell 2000
Nasdaq Global Select Market Index

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Triumph Financial, Inc.	$100.00	$245.27	$100.66	$165.15	$187.19	$129.00
Russell 2000	100.00	113.70	89.18	102.64	112.93	125.68
S&P Regional Banks Select Industry Index	100.00	139.89	119.25	110.43	131.50	145.49
Nasdaq Global Select Market Index	100.00	123.12	82.96	120.33	155.63	188.00
Nasdaq Bank Index	100.00	139.69	114.04	106.43	124.24	129.49
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
Overview
We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act, that offers a diversified line of banking, factoring, payments, and intelligence services. Our principal subsidiary is TBK Bank, SSB, a Texas state savings bank and the entity through which we offer substantially all of our products and services. As of December 31, 2025, we had consolidated total assets of $6.381 billion, total loans held for investment of $4.991 billion, total deposits of $4.950 billion and total stockholders’ equity of $941.8 million.
We offer traditional banking services, commercial lending product lines focused on businesses that require specialized financial solutions and national lending product lines that further diversify our lending operations. Our banking operations commenced in 2010 and include a branch network developed through organic growth and acquisition, including concentrations in the front range of Colorado, the Quad Cities market in Iowa and Illinois and two full service branches in Dallas, Texas. Our traditional banking offerings include a full suite of lending and deposit products and services. These activities are focused on our local market areas and some products are offered on a nationwide basis. They generate a stable source of core deposits and a diverse asset base to support our overall operations. Additionally, we offer equipment lending and mortgage warehouse lending on a nationwide basis to provide further asset base diversification and our mortgage warehouse lending generates stable deposits. Our Banking products and services share basic processes and have similar economic characteristics.
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
Our payments business is a payments network for the over-the-road trucking industry. This platform was originally designed to manage Carrier payments for third party logistics companies, or 3PLs ("Brokers") and the manufacturers and other businesses that contract directly for the shipment of goods (“Shippers”), with a focus on increasing on-balance sheet factored receivable transactions through the offering of quick pay transactions for Carriers receiving such payments through the network. During 2021, we acquired HubTran, Inc., a software platform that offers workflow solutions for the processing and approval of Carrier Invoices for approval by Brokers or purchase by the factoring businesses providing working capital to Carriers ("Factors"). Following such acquisition, our strategy shifted from a capital-intensive on-balance sheet product with a greater focus on interest income to a network for the trucking industry with an additional focus on fee revenue. Our network connects Brokers, Shippers, Factors and Carriers through forward-thinking solutions that help each party successfully manage the life cycle of invoice presentment for services provided by Carrier through the processing and audit of such invoice to its ultimate payment to the Carrier or the Factor providing working capital to such Carrier. As party of our payments business, we also offer our LoadPay product; a digital bank account developed for Carriers. LoadPay provides a user experience and financial products, including small business transactional accounts, tailored to the financial needs of the small trucking companies that are the ultimate payees inside of the network. A key feature of the LoadPay product is our ability to rapidly fund invoices approved for payment through the network or approved for purchase as part of our factoring operations to the LoadPay account without the need for such payments to be processed through traditional payment rails such as ACH transfers. We also offer supply chain finance to Brokers, allowing them to pay their Carriers faster and drive Carrier loyalty. In addition, through the network, we provide tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Our payments business also operates in a highly specialized niche with unique processes and key performance indicators.
Our data intelligence business, which we call Intelligence, was launched at the beginning of the fourth quarter of 2024 to turn the over-the-road trucking data collected through our services into actionable insights for our customers. This launch coincided with our acquisition of Isometric Technologies Inc., a company that provides service and performance scoring and benchmarking capabilities to the over-the-road trucking industry. The operations of this segment were further supplemented with our acquisition of Greenscreens AI. Inc., a pricing solution for the logistics industry that delivers short-term freight market pricing intelligence and business insights during the quarter ended June 30, 2025. Data has the ability to drive efficiency, enhance decision-making, and enable Shippers, Brokers, and Carriers to operate more profitably in a very competitive over-the-road trucking market. With our access to data from our payments network and other sources, we believe we can develop products and services to offer to logistics service providers, allowing them to better plan for peak periods, competitively source freight capacity, and allocate resources efficiently, thus improving their profitability. Our Intelligence business operates in a highly specialized niche with unique processes and key performance indicators.
At December 31, 2025, our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Within such ecosystem, we operate our payments platform, which connects such parties to streamline and optimize the presentment, audit and payment of transportation invoices. We also act as capital provider to the Carrier industry through our factoring business. We have begun to offer data services through our Intelligence offerings. Our traditional banking operations provide stable, low cost deposits to support our operations, a diversified lending portfolio to add stability to our balance sheet, and a suite of traditional banking products and services to participants in the for-hire trucking ecosystem to deepen our relationship with such clients.
We have determined our reportable segments are Banking, Factoring, Payments and Intelligence. For the year ended December 31, 2025, our Banking segment generated 57% of our total segment revenue, our Factoring segment generated 31% of our total segment revenue, our Payments segment generated 11% of our total segment revenue, and our Intelligence segment generated 1% of our total segment revenue. Total segment revenue is defined as interest and noninterest income.
2025 Overview
Net income available to common stockholders for the year ended December 31, 2025 was $22.2 million, or $0.93 per diluted share, compared to net income available to common stockholders for the year ended December 31, 2024 of $12.9 million, or $0.54 per diluted share. For the year ended December 31, 2025, our return on average common equity was 2.54% and our return on average assets was 0.40%.

At December 31, 2025, we had total assets of $6.381 billion, including gross loans of $4.991 billion, compared to $5.949 billion of total assets and $4.547 billion of gross loans at December 31, 2024. Total loans increased $444.3 million during the year ended December 31, 2025. Our Banking loans, which constitute 71% of our total loan portfolio at December 31, 2025, increased from $3.340 billion in aggregate as of December 31, 2024 to $3.525 billion as of December 31, 2025, an increase of 5.5%. Our Factoring factored receivables, which constitute 24% of our total loan portfolio at December 31, 2025, increased from $1.033 billion in aggregate as of December 31, 2024 to $1.221 billion as of December 31, 2025, an increase of 18.2%. Our Payments factored receivables, which constitute 5% of our total loan portfolio at December 31, 2025, increased from $171.7 million in aggregate as of December 31, 2024 to $242.1 million as of December 31, 2025, an increase of 41.0%.
At December 31, 2025, we had total liabilities of $5.439 billion, including total deposits of $4.950 billion, compared to $5.058 billion of total liabilities and $4.821 billion of total deposits at December 31, 2024. Deposits increased $129.4 million during the year ended December 31, 2025.
At December 31, 2025, we had total stockholders' equity of $941.8 million. During the year ended December 31, 2025, total stockholders’ equity increased $50.9 million. Tier 1 capital and total capital to risk weighted assets ratios were 10.74% and 12.71%, respectively, at December 31, 2025.
The total dollar value of invoices purchased by our Factoring segment during the year ended December 31, 2025 was $11.699 billion with an average invoice size of $1,752. The transportation average invoice size for the year was $1,717. This compares to invoice purchase volume of $10.370 billion with an average invoice size of $1,786 and average transportation invoice size of $1,750 for the year ended December 31, 2024.
Our Payments segment processed 33.6 million invoices paying Carriers a total of $40.517 billion during the year ended December 31, 2025. This compares to processed volume of 24.8 million invoices for a total of $27.784 billion during the year ended December 31, 2024.
2025 Items of Note
Triumph Financial Headquarters Update
On December 17, 2025, we sold the building in Dallas, Texas originally purchased in March 2024 for the purpose of constructing a future headquarters for Triumph Financial and will not occupy the building in any capacity. The building was sold for $64.0 million in cash, resulting in a gain on sale of $8.7 million. The gain on sale was allocated to the Corporate and Other category for segment reporting.
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
During the year ended December 31, 2025, we recognized $3.2 million of expense related to the reduction in force, which consisted primarily of one-time termination charges arising from severance obligations and other customary employee benefit payments made in connection with a reduction in force. These costs were included in salaries and benefits expense in the consolidated statements of income and for segment reporting, $0.5 million of the expense was recognized by the Banking segment, $1.1 million was recognized by the Factoring segment, $0.5 million was recognized by the Payments segment, $0.2 million was recognized by the Intelligence segment, and $0.8 million was allocated to the corporate and other category. The Company also recognized $1.3 million of expense during the year ended December 31, 2025 related to the cost saving initiatives, which consisted primarily of one-time contract amendment fees. These costs were included in professional fees in the consolidated statements of income and were allocated to the corporate and other category for segment reporting.

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

The USPS Settlement had an $11.5 million positive impact on pretax net income for the year ended December 31, 2025 made up of the prior period impacts of the interest and fees, legal expense recovery, and the recovery of the previously charged-off acquired over-formula advances. The $19.4 million Misdirected Payments Receivable balance was legally discharged upon receipt of the settlement proceeds on July 10, 2025.
Greenscreens.ai
On May 8, 2025, we, through our wholly-owned subsidiary TBK Bank, SSB, acquired Greenscreens AI, Inc. ("Greenscreens"), a pricing solution for the logistics industry that delivers short-term freight market pricing intelligence and business insights, for $139.0 million in cash and $12.7 million of our common stock.
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

During 2022 and the early part of 2023, the U.S. experienced decades-high inflation and a rising interest rate environment not seen in several years. Since then, the rate of inflation has slowed; however, the impacts of prior inflation and the looming threat of further inflation, whether caused by monetary policy, tariffs, or other factors, could make it more difficult for our borrowers to repay their loans, potentially leading to increased delinquencies, increased volume of loan modifications, and financial losses for the Company. In terms of our borrowers' repayment of loans, we have experienced some of these effects, particularly in our commercial real estate and equipment finance portfolios. This resulted in an increase in the volume of loan modifications, including modifications made to troubled borrowers. At current rates, we believe that our borrowers have incentives to work constructively with us toward viable long-term solutions and our approach is to be both proactive and patient with them in an effort to minimize loan losses. Additionally, while interest rates in the macro economy were relatively flat throughout 2024 and decreased throughout 2025, future increases in such rates to combat inflation could incentivize our depositors to seek higher yielding products, which could result in some deposit run-off, and our ability to retain or grow our deposit base could be hindered by higher market interest rates in the future. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the Company's Asset/Liability Management and Interest Rate Risk. Additionally, increased rates on our borrowers' variable rate loans could lead to increased delinquencies, increased volume of loan modifications, and financial losses for the Company.
The Company did experience the direct impact of inflation and rising costs in the form of higher salaries, general and administrative costs due to wage inflation and price increases throughout the past three years. While such impact was softer during 2025 and the Company has not yet experienced any material adverse effects, the prolonged impact of a higher interest rate environment and resumed inflation could cause the Company to experience adverse effects on its business, financial condition, results of operations and cash flows that are not possible to predict at December 31, 2025.
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
Given the nature of the Company's operations, supply chain disruptions, whether caused by tariffs, natural disasters, or otherwise, do not have a direct impact on the Company; however, such disruptions could make it more difficult for our borrowers to repay their loans, potentially leading to increased delinquencies, increased volume of loan modifications, and financial losses for the Company. We did not experience such adverse effects during the year ended December 31, 2025. Supply chain disruptions most prominently impact our trucking transportation and factoring operations discussed in terms of trucking volume in the following section. While the Company has not yet experienced any material adverse effects, the prolonged impact or increased intensity of supply chain disruptions could cause the Company to experience adverse effects on its business, financial condition, results of operations and cash flows that are not possible to predict at December 31, 2025.
While economic conditions in foreign countries, including impacts related to the war in Ukraine, conflict in the Middle East and South America, and tensions in U.S.-China relations, could affect the stability of global financial markets, which could hinder U.S. economic growth, we did not experience a financial impact due to such conditions during the year ended December 31, 2025. While the Company has not yet experienced any material adverse effects, the prolonged impact of such conflicts, or other global economic events, could cause the Company to experience adverse effects on its business, financial condition, results of operations and cash flows that are not possible to predict at December 31, 2025.
Trucking Transportation and Factoring
Over the last few years, including most of 2025, the largest driver of changes in revenue at our Factoring segment, and to a lesser extent, our Payments segment, is fluctuation in the freight markets, particularly in brokered freight, which is priced largely off the spot market (a reflection of real-time balance of carrier supply and shipper demand in the market) and subject to variability in diesel prices. The softness in freight since 2023 has been the result of a combination of falling volumes and excess capacity. In recent quarters, average rates per mile have decreased and returned spot rates to levels last seen in 2019. For the spot rate market, the drop was a little higher than the drop in diesel prices over the same period. Spot rates had fallen below the cost per mile to operate for many carriers. As a result, we have observed a number of small and medium-sized trucking companies either leave the market by signing on with larger carriers or electing to sell their fleets or companies and move on to other endeavors, though the pace of these exits has slowed recently. The confluence of these circumstances has resulted in persistently low invoice prices and decreased prices of new and used equipment. Such invoice prices and prices of new and used equipment remain consistently below the years leading up to 2023. This has put pressure on the revenue of our Factoring segment as well as our equipment finance borrowers, resulting in increased equipment finance delinquencies and loan modifications. Equipment finance losses have been manageable, but continued softness in the freight markets could cause the Company to experience adverse effects on its business, financial condition, results of operations and cash flows that are not possible to predict at December 31, 2025.

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

Financial Highlights
The following table shows selected financial data for each of the years in the three year period ended December 31, 2025:

	As of and for the years ended December 31,
(Dollars in thousands, except per share amounts)	2025	2024	2023
Income Statement Data:
Interest income	$430,467	$422,515	$422,421
Interest expense	79,879	72,059	54,342
Net interest income	350,588	350,456	368,079
Credit loss expense (benefit)	3,148	18,767	12,203
Net interest income after provision	347,440	331,689	355,876
Noninterest income	88,412	65,414	50,173
Noninterest expense	402,861	376,635	353,234
Net income before income taxes	32,991	20,468	52,815
Income tax expense	7,632	4,378	11,734
Net income	25,359	16,090	41,081
Dividends on preferred stock	(3,206)	(3,206)	(3,206)
Net income available to common stockholders	$22,153	$12,884	$37,875

Balance Sheet Data:
Total assets	$6,380,588	$5,948,975	$5,347,334
Cash and cash equivalents	248,471	330,117	286,635
Investment securities	370,415	387,882	307,109
Loans held for sale	459	1,172	1,236
Loans held for investment, net	4,954,796	4,506,246	4,127,881
Total liabilities	5,438,817	5,058,056	4,482,934
Noninterest-bearing deposits	1,901,638	1,964,457	1,632,022
Interest-bearing deposits	3,048,578	2,856,363	2,345,456
FHLB advances	280,000	30,000	255,000
Subordinated notes	69,879	69,662	108,678
Junior subordinated debentures	42,991	42,352	41,740
Total stockholders’ equity	941,771	890,919	864,400
Preferred stockholders' equity	45,000	45,000	45,000
Common stockholders' equity (1)	896,771	845,919	819,400

	As of and for the years ended December 31,
	2025	2024	2023
Per Share Data:
Basic earnings per common share	$0.94	$0.55	$1.63
Diluted earnings per common share	$0.93	$0.54	$1.61
Book value per share	$37.73	$36.16	$35.16
Tangible book value per share (1)	$20.77	$25.13	$24.12
Shares outstanding end of period	23,765,385	23,391,411	23,302,414
Weighted average shares outstanding - basic	23,618,924	23,286,675	23,208,086
Weighted average shares outstanding - diluted	23,847,448	23,779,392	23,562,377

Performance ratios:
Return on average assets	0.40%	0.28%	0.76%
Return on average total equity	2.76%	1.81%	4.80%
Return on average common equity	2.54%	1.53%	4.67%
Return on average tangible common equity (1)	4.27%	2.20%	6.91%
Yield on loans	8.27%	8.87%	9.20%
Cost of interest -bearing deposits	2.25%	2.18%	1.37%
Cost of total deposits	1.28%	1.25%	0.83%
Cost of total funds	1.50%	1.51%	1.21%
Net interest margin	6.39%	6.95%	7.67%
Net noninterest expense to average assets	4.98%	5.43%	5.58%

Asset Quality ratios(2):
Past due to total loans	2.72%	3.27%	2.00%
Nonperforming loans to total loans	1.15%	2.49%	1.65%
Nonperforming assets to total assets	1.10%	2.02%	1.42%
ACL to nonperforming loans	63.44%	35.93%	51.15%
ACL to total loans	0.73%	0.90%	0.85%
Net charge-offs to average loans	0.38%	0.31%	0.47%

Capital ratios:
Tier 1 capital to average assets	9.86%	12.03%	12.64%
Tier 1 capital to risk-weighted assets	10.74%	13.06%	13.74%
Common equity Tier 1 capital to risk-weighted assets	9.16%	11.40%	11.94%
Total capital to risk-weighted assets	12.71%	15.23%	16.75%
Total stockholders' equity to total assets	14.76%	14.98%	16.17%
Tangible common stockholders' equity ratio (1)	8.26%	10.33%	11.04%
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
(2)Asset quality ratios exclude loans held for sale.
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

	As of and for the years ended December 31,
(Dollars in thousands, except per share amounts)	2025	2024	2023
Total stockholders' equity	$941,771	$890,919	$864,400
Preferred stock liquidation preference	(45,000)	(45,000)	(45,000)
Total common stockholders' equity	896,771	845,919	819,400
Goodwill and other intangibles	(403,184)	(258,208)	(257,355)
Tangible common stockholders' equity	$493,587	$587,711	$562,045
Common shares outstanding	23,765,385	23,391,411	23,302,414
Tangible book value per share	$20.77	$25.13	$24.12

Total assets at end of period	$6,380,588	$5,948,975	$5,347,334
Goodwill and other intangibles	(403,184)	(258,208)	(257,355)
Total tangible assets at end of period	5,977,404	5,690,767	5,089,979
Tangible common stockholders' equity ratio	8.26%	10.33%	11.04%

Average total stockholders' equity	$918,850	$886,900	$855,488
Average preferred stock liquidation preference	(45,000)	(45,000)	(45,000)
Average total common stockholders' equity	873,850	841,900	810,488
Average goodwill and other intangibles	(355,104)	(254,924)	(262,552)
Average tangible common equity	$518,746	$586,976	$547,936

Net income available to common stockholders	$22,153	$12,884	$37,875
Average tangible common equity	518,746	586,976	547,936
Return on average tangible common equity	4.27%	2.20%	6.91%

Net noninterest expense to average assets ratio:
Noninterest expenses	$402,861	$376,635	$353,234
Noninterest income	88,412	65,414	50,173
Net noninterest expenses	$314,449	$311,221	$303,061
Average total assets	$6,314,564	$5,733,069	$5,431,276
Net noninterest expense to average assets ratio	4.98%	5.43%	5.58%
Results of Operations
For discussion of the results of operations for the year ended December 31, 2024 compared with the year ended December 31, 2023, see Triumph Financial’s 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 11, 2025.
Fiscal year ended December 31, 2025 compared with year ended December 31, 2024
Net Income
We earned net income of $25.4 million for the year ended December 31, 2025 compared to $16.1 million for the year ended December 31, 2024, an increase of $9.3 million.

	For the Years Ended December 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Interest income	$430,467	$422,515	$7,952	1.9%
Interest expense	79,879	72,059	7,820	10.9%
Net interest income	350,588	350,456	132	—%
Credit loss expense (benefit)	3,148	18,767	(15,619)	(83.2)%
Net interest income after credit loss expense (benefit)	347,440	331,689	15,751	4.7%
Noninterest income	88,412	65,414	22,998	35.2%
Noninterest expense	402,861	376,635	26,226	7.0%
Net income (loss) before income taxes	32,991	20,468	12,523	61.2%
Income tax expense (benefit)	7,632	4,378	3,254	74.3%
Net income (loss)	$25,359	$16,090	$9,269	57.6%
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
The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities:

	For the years ended December 31,
	2025			2024			2023
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Cash and cash equivalents	$326,925	$14,217	4.35%	$456,821	$24,244	5.31%	$242,125	$12,561	5.19%
Taxable securities	387,634	21,538	5.56%	361,318	23,468	6.50%	305,554	19,582	6.41%
Tax-exempt securities	2,496	63	2.52%	3,191	88	2.76%	8,228	213	2.59%
FHLB and other stock	14,728	1,687	11.45%	10,711	998	9.32%	16,871	1,030	6.11%
Loans (1)	4,751,981	392,962	8.27%	4,211,829	373,717	8.87%	4,228,423	389,035	9.20%
Total interest-earning assets	5,483,764	430,467	7.85%	5,043,870	422,515	8.38%	4,801,201	422,421	8.80%
Noninterest-earning assets:
Cash and cash equivalents	73,974			77,900			85,118
Other noninterest-earning assets	756,826			611,299			544,957
Total assets	$6,314,564			$5,733,069			$5,431,276
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	704,800	3,460	0.49%	726,957	3,820	0.53%	796,465	2,947	0.37%
Individual retirement accounts	40,839	509	1.25%	48,529	645	1.33%	58,752	469	0.80%
Money market	592,578	15,696	2.65%	588,475	16,259	2.76%	524,247	8,929	1.70%
Savings	520,117	5,742	1.10%	533,897	5,883	1.10%	543,311	2,694	0.50%
Certificates of deposit	228,333	6,120	2.68%	251,069	7,307	2.91%	285,925	4,446	1.55%
Brokered time deposits	662,612	28,570	4.31%	407,324	20,978	5.15%	289,183	14,398	4.98%
Other brokered deposits	93,325	3,976	4.26%	25,139	1,343	5.34%	8,083	435	5.38%
Total interest-bearing deposits	2,842,604	64,073	2.25%	2,581,390	56,235	2.18%	2,505,966	34,318	1.37%
Federal Home Loan Bank advances	208,014	9,055	4.35%	120,369	6,477	5.38%	194,795	10,322	5.30%
Subordinated notes	69,774	2,666	3.82%	105,149	4,700	4.47%	108,229	5,253	4.85%
Junior subordinated debentures	42,659	4,085	9.58%	42,032	4,647	11.06%	41,449	4,449	10.73%
Other borrowings	—	—	—%	4	—	—%	724	—	—%
Total interest-bearing liabilities	3,163,051	79,879	2.53%	2,848,944	72,059	2.53%	2,851,163	54,342	1.91%
Noninterest-bearing liabilities and equity:
Noninterest-bearing demand deposits	2,150,929			1,911,707			1,645,247
Other liabilities	81,734			85,518			79,378
Total equity	918,850			886,900			855,488
Total liabilities and equity	$6,314,564			$5,733,069			$5,431,276
Net interest income		$350,588			$350,456			$368,079
Interest spread (2)			5.32%			5.85%			6.89%
Net interest margin (3)			6.39%			6.95%			7.67%
1.Balance totals include respective nonaccrual assets.
2.Net interest spread is the yield on average interest-earning assets less the rate on interest-bearing liabilities.
3.Net interest margin is the ratio of net interest income to average interest-earning assets.

The following table presents loan yields earned on our loan portfolios:

	For the Years Ended December 31,
(Dollars in thousands)	2025			2024			2023
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Banking	$3,399,740	$219,800	6.47%	$3,035,535	$213,831	7.04%	$3,050,632	$228,428	7.49%
Factoring	1,147,116	147,864	12.89%	1,001,943	137,718	13.75%	1,042,227	144,217	13.84%
Payments	205,125	25,298	12.33%	174,351	22,168	12.71%	135,564	16,390	12.09%
Total loans	$4,751,981	$392,962	8.27%	$4,211,829	$373,717	8.87%	$4,228,423	$389,035	9.20%
We earned net interest income of $350.6 million for the year ended December 31, 2025 compared to $350.5 million for the year ended December 31, 2024, an increase of $0.1 million, or 0.03%, primarily driven by the following factors.
Interest income increased $8.0 million, or 1.9%, due to an increase in total average interest earning assets of $439.9 million, or 8.7%, including an increase in average total loans of $540.2 million, or 12.8%. The average balance of our higher yielding Factoring factored receivables increased $145.2 million, or 14.5%, and we also experienced an increase in average Payments factored receivables. Average Banking loans increased $364.2 million, or 12.0%, due to increases in the average balances of construction and development, 1-4 family residential, commercial, consumer, and mortgage warehouse loans, partially offset by decreases in commercial real estate and farmland loans. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $1.087 billion for the year ended December 31, 2025 compared to $739.4 million for the year ended December 31, 2024.
Interest expense increased $7.8 million, or 10.9%, primarily driven by higher average interest-bearing liabilities which increased in total period over period, including average total interest bearing deposits which increased $261.2, or 10.1%. The increase in interest expense was partially offset by decreased rates on our interest bearing liabilities. Average noninterest bearing deposits grew $239.2 million
Net interest margin decreased to 6.39% for the year ended December 31, 2025 from 6.95% for the year ended December 31, 2024, a decrease of 56 basis points, or 8.1%.
Our net interest margin was impacted by a decrease in yield on our interest earning assets of 53 basis points to 7.85% for the year ended December 31, 2025. This decrease was primarily driven by lower yields on loans which decreased 60 basis points to 8.27% for the year. Yield on our Banking loans decreased 57 basis points period over period driving much of the decrease in the yield on our overall loan portfolio. Our yield on Factoring and Payments factored receivables also decreased period over period. That said, our higher yielding Factoring factored receivables as a percentage of the total loan portfolio increased period over period which had an upward impact on our overall loan yield. Non-loan yields were generally lower period over period.
Rates paid on our interest bearing liabilities did not meaningfully impact our net interest margin as our total average cost of interest bearing liabilities was relatively flat year over year.
Our mortgage warehouse business has nearly self-funded for several quarters due to the servicing deposits of its customers. The average balance of such deposits was $777.4 million for the year ended December 31, 2025 and $587.6 million for the year ended December 31, 2024. These deposits are noninterest bearing deposits on our balance sheet. Despite their classification, many of these deposits are not truly free of cost as our clients are compensated for these balances in the form of an earnings interest rebate rather than deposit interest. As a result, such noninterest bearing deposits decrease our loan yield rather than increase our deposit rates. It is important to note that our net interest margin is not affected by this arrangement. During the year ended December 31, 2025, these deposits decreased our overall yield on loans by 57 bps and our overall cost of deposits and cost of funds would have been 54 bps and 51 bps higher, respectively. During the year ended December 31, 2024, these deposits decreased our overall yield on loans by 60 bps and our overall cost of deposits and cost of funds would have been 56 bps and 53 bps higher, respectively.

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

	Years Ended
	December 31, 2025 vs. 2024			December 31, 2024 vs. 2023
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-earning assets:
Cash and cash equivalents	$(4,378)	$(5,649)	$(10,027)	$289	$11,394	$11,683
Taxable securities	(3,392)	1,462	(1,930)	264	3,622	3,886
Tax-exempt securities	(7)	(18)	(25)	14	(139)	(125)
FHLB stock	229	460	689	542	(574)	(32)
Loans	(25,423)	44,668	19,245	(13,846)	(1,472)	(15,318)
Total interest income	(32,971)	40,923	7,952	(12,737)	12,831	94
Interest-bearing liabilities:
Interest-bearing demand	(251)	(109)	(360)	1,238	(365)	873
Individual retirement accounts	(40)	(96)	(136)	312	(136)	176
Money market	(672)	109	(563)	5,555	1,775	7,330
Savings	11	(152)	(141)	3,293	(104)	3,189
Certificates of deposit	(578)	(609)	(1,187)	3,875	(1,014)	2,861
Brokered time deposits	(3,415)	11,007	7,592	496	6,084	6,580
Other brokered deposits	(272)	2,905	2,633	(3)	911	908
Total interest-bearing deposits	(5,217)	13,055	7,838	14,766	7,151	21,917
Federal Home Loan Bank advances	(1,237)	3,815	2,578	160	(4,005)	(3,845)
Subordinated notes	(682)	(1,352)	(2,034)	(415)	(138)	(553)
Junior subordinated debentures	(622)	60	(562)	134	64	198
Other borrowings	—	—	—	—	—	—
Total interest expense	(7,758)	15,578	7,820	14,645	3,072	17,717
Change in net interest income	$(25,213)	$25,345	$132	$(27,382)	$9,759	$(17,623)
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
The following table presents the major categories of credit loss expense (benefit):

	December 31,			2025 Compared to 2024		2024 Compared to 2023
(Dollars in thousands)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Credit loss expense (benefit) on:
Loans	$3,230	$18,603	$12,226	$(15,373)	(82.6)%	$6,377	52.2%
Off balance sheet credit exposures	(359)	(137)	(769)	(222)	(162.0)%	632	82.2%
Held to maturity securities	277	301	746	(24)	(8.0)%	(445)	(59.7)%
Available for sale securities	—	—	—	—	—%	—	—%
Total credit loss expense (benefit)	$3,148	$18,767	$12,203	$(15,619)	(83.2)%	$6,564	53.8%

Regarding available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At December 31, 2025 and 2024, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the years ended December 31, 2025 and 2024.
The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At December 31, 2025 and 2024, the Company’s held to maturity ("HTM") securities consisted of investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At December 31, 2025 and 2024, the Company carried $3.2 million and $5.4 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $1.6 million at December 31, 2025 and $3.5 million at December 31, 2024 and we recognized credit loss expense of $0.3 million and $0.3 million during the years ended December 31, 2025 and 2024, respectively. None of the overcollateralization triggers tied to the CLO securities were tripped as of December 31, 2025. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $36.5 million as of December 31, 2025, compared to $40.7 million as of December 31, 2024, representing an ACL to total loans ratio of 0.73% and 0.90% respectively.
Our credit loss expense on loans decreased $15.4 million, or 82.6%, for the year ended December 31, 2025 compared to the year ended December 31, 2024.
During the year ended December 31, 2025, the Company acquired a $23.4 million nonperforming loan for $3.3 million. The loan was purchased credit deteriorated ("PCD") and therefore, a $10.8 million ACL was established on Day 1 resulting in a discount of $9.3 million. In the first half of the year, the Company determined that the $10.8 million ACL was uncollectible and charged off the entire amount. Such charge-off had no impact on credit loss expense as the initial reserve was recorded through purchase accounting. During the fourth quarter of the year, the Company was able to repossess, and in some instances liquidate, a substantial amount of the loan's collateral leading to a recovery and benefit to credit loss expense of $9.5 million. The net charge-off amount related to the acquired PCD loan was $1.3 million for the year ended December 31, 2025.
The decrease in credit loss expense was also driven by a decrease in required specific reserves. Such specific reserves decreased $8.5 million during the year ended December 31, 2025 compared to an increase in specific reserves of $2.4 million during the prior year. Additionally, changes to projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods to calculate expected losses resulted in $0.7 million of credit loss expense during the year ended December 31, 2025 compared to $3.2 million of credit loss expense during the prior year.

The decrease in credit loss expense was also impacted by net charge-off activity. We had net charge-offs that impacted credit loss expense of $7.4 million during the year ended December 31, 2025 compared to net charge-offs that impacted credit loss expense of $13.1 million during the prior year. Such net charge-offs for the year ended December 31, 2025 include the aforementioned $3.8 million recovery resulting from the USPS Settlement as well as the $1.3 million net charge off related to the aforementioned acquired PCD loan.

Further, changes in volume and mix of the loan portfolio resulted in credit loss expense of $3.6 million during the year ended December 31, 2025 compared to a benefit to credit loss expense of $0.1 million during the prior year.

Credit loss expense for off balance sheet credit exposures decreased $0.2 million, primarily due to the changes in the assumptions used to project the loss rates previously discussed as well as changes in the underlying exposures.

Noninterest Income
The following table presents the major categories of noninterest income:

	Year ended December 31,			2025 Compared to 2024		2024 Compared to 2023
(Dollars in thousands)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Service charges on deposits	$6,668	$7,084	$7,001	$(416)	(5.9)%	$83	1.2%
Card income	7,622	8,036	8,181	(414)	(5.2)%	(145)	(1.8)%
Net gains (losses) on sale or call of securities	—	(1)	102	1	100.0%	(103)	(101.0%)
Net gains (losses) on sale of loans	514	178	119	336	188.8%	59	49.6%
Net gains (losses) on disposal of premises and equipment	14,890	28	49	14,862	n/m	(21)	(42.9)%
Fee income	49,652	35,377	30,245	14,275	40.4%	5,132	17.0%
Insurance commissions	3,517	5,883	5,028	(2,366)	(40.2)%	855	17.0%
Other	5,549	8,829	(552)	(3,280)	(37.2)%	9,381	1,699.5%
Total noninterest income	$88,412	$65,414	$50,173	$22,998	35.2%	$15,241	30.4%
Noninterest income increased $23.0 million, or 35.2%. Changes in selected components of noninterest income in the above table are discussed below.
•Net gains (losses) on disposal of premises and equipment. Net gains (losses) on disposal of premises and equipment increased $14.9 million, primarily due to the aforementioned $8.7 million gain on sale of the building purchased in 2024 for the purpose of constructing a future headquarters for Triumph as well as a $5.6 million gain on sale of an airplane.
•Fee income. Fee income increased $14.3 million, or 40.4% primarily due to a $7.3 million increase in fee income earned by our Payments segment and a $6.2 million increase in fee income from our Intelligence segment, mostly driven by the acquisition of Greenscreens during the year ended December 31, 2025. There were no other significant changes within the components of fee income.
•Insurance commissions. Insurance commissions decreased $2.4 million, or 40.2%, due to lower volumes of processed policies and deferred revenue on certain brokered insurance products.
•Other. Other noninterest income decreased $3.3 million, primarily due to a $1.2 million impairment charge on an equity investment obtained through a debt restructuring and a $1.9 million decrease in rental income generated by the property that was sold during the year. These decreases were partially offset by a $1.5 million increase in bank owned life insurance income. Additionally, the Company experienced an unrealized loss on the market value of its revenue share asset of $9 thousand during the year ended December 31, 2025 compared to a $1.3 million gain during the same period a year ago.

Noninterest Expense
The following table presents the major categories of noninterest expense:

	Year ended December 31,			2025 Compared to 2024		2024 Compared to 2023
(Dollars in thousands)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$233,878	$219,580	$210,607	$14,298	6.5%	$8,973	4.3%
Occupancy, furniture and equipment	31,874	33,014	28,885	(1,140)	(3.5)%	4,129	14.3%
FDIC insurance and other regulatory assessments	4,426	2,717	2,624	1,709	62.9%	93	3.5%
Professional fees	15,258	17,839	13,177	(2,581)	(14.5%)	4,662	35.4%
Amortization of intangible assets	11,582	11,992	11,454	(410)	(3.4)%	538	4.7%
Advertising and promotion	7,200	6,183	6,740	1,017	16.4%	(557)	(8.3)%
Communications and technology	49,765	50,922	45,679	(1,157)	(2.3)%	5,243	11.5%
Software amortization	10,806	5,846	4,453	4,960	84.8%	1,393	31.3%
Travel and entertainment	5,301	5,428	6,106	(127)	(2.3)%	(678)	(11.1)%
Other	32,771	23,114	23,509	9,657	41.8%	(395)	(1.7)%
Total noninterest expense	$402,861	$376,635	$353,234	$26,226	7.0%	$23,401	6.6%
Noninterest expense increased $26.2 million, or 7.0%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $14.3 million, or 6.5%. Employee salaries and payroll tax expense increased $11.4 million and $0.3 million, respectively. Included in employee salaries for the year ended December 31, 2025 was $3.2 million of severance expense resulting from our aforementioned restructuring activities. Our average full-time equivalent employees were 1,521.7 and 1,542.1 for the years ended December 31, 2025 and 2024, respectively. Employee benefits expense such as 401(k) matching, employee insurance, and stock based compensation paid to employees increased $1.8 million and commission expense increased $1.5 million. Bonus expense decreased $0.3 million and temporary labor expense decreased $0.3 million period over period.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses decreased $1.1 million, or 3.5%, primarily due to a $0.6 million decrease in depreciation expense and a $0.4 million decrease in maintenance and service fees period over period.
•FDIC Insurance and Other Regulatory Assessments. FDIC insurance and other regulatory assessments increased $1.7 million, or 62.9%, primarily due to increased assessments period over period.
•Professional Fees. Professional fees, which are primarily comprised of external audit, tax, consulting, and legal fees, decreased $2.6 million, or 14.5%, primarily due to the recovery of $6.5 million of previously expensed legal fees through the USPS Settlement during the year ended December 31, 2025. This decrease was partially offset by $4.0 million of professional fees incurred during the year ended December 31, 2025 as a result of the Greenscreens acquisition.
•Advertising and promotion. Advertising and promotion expenses increased $1.0 million, or 16.4%, primarily due to increased advertising efforts.
•Communications and Technology. Communications and technology expenses decreased $1.2 million, or 2.3%, primarily due to decreased IT professional services fees.
•Software amortization. Software amortization expense increased $5.0 million, or 84.8%, primarily due to additional software assets coming on line during late 2024 and early 2025.
•Other. Other noninterest expense includes loan-related expenses, training and recruiting, postage, insurance, and subscription services. Other noninterest expense increased $9.7 million or 41.8%, primarily due to $3.5 million of litigation settlement expense (unrelated to the USPS Settlement) during the year ended December 31, 2025, $2.4 million of current period lease termination payments related to the building we acquired during March 2024, and an increase of $2.1 million in loan-related expenses period over period.

Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense increased $3.3 million, or 74.3%, from $4.4 million for the year ended December 31, 2024 to $7.6 million for the year ended December 31, 2025. The increase in income tax expense period over period was commensurate with an increase in our pretax net income and also driven by an increase in our effective tax rate. The effective tax rate was 23% and 21% for the years ended December 31, 2025 and 2024, respectively. The effective tax rate for the year ended December 31, 2025 was impacted by research and development tax credits and a shortfall from restricted stock vesting and stock option exercises resulting in lower benefits realized during the year. The effective tax rate for the year ended December 31, 2024 was impacted by an adjustment to our disallowance related to highly compensated individuals as well as a research and development tax credit recognized during the period.
Operating Segment Results
Our reportable segments are Banking, Factoring, Payments, and Intelligence, which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the operations of TBK Bank. Our Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Factoring segment derives its revenue from factoring services. The Payments segment includes the operations of TBK Bank's presentment, audit, and payment solution to Shipper, Broker, and Factor clients in the trucking industry. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of both invoices where we offer a Carrier a quickpay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and from offering Brokers the ability to settle their invoices with us on an extended term following our payment to their Carriers as an additional liquidity option for such Brokers. Our data intelligence segment was launched at the beginning of the fourth quarter of 2024 to turn the over-the-road trucking data collected through our services into actionable insights for our customers. This launch coincided with our acquisition of Isometric Technologies Inc. that provides service and performance scoring and benchmarking capabilities to the over-the-road trucking industry. The operations of this segment were further supplemented with our acquisition of Greenscreens AI. Inc., a pricing solution for the logistics industry that delivers short-term freight market pricing intelligence and business insights, during the quarter ended June 30, 2025. The revenue for Intelligence offerings is derived through access and subscription fees, as well as seat licenses where applicable. Prior to the fourth quarter of 2024, there were no individuals allocated specifically to our data intelligence segment and an explicit data intelligence segment did not exist. Therefore, revision of prior period segment operating results is not applicable.
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

The following tables present our primary operating results for our operating segments:

(Dollars in thousands)					Total	Corporate
Year Ended December 31, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$256,978	$147,864	$25,298	$—	$430,140	$327	$430,467
Intersegment interest allocations	23,681	(35,217)	11,536	—	—	—	—
Total interest expense	73,113	15	—	—	73,128	6,751	79,879
Net interest income (expense)	207,546	112,632	36,834	—	357,012	(6,424)	350,588
Credit loss expense (benefit)	1,278	1,346	247	—	2,871	277	3,148
Net interest income after credit loss expense	206,268	111,286	36,587	—	354,141	(6,701)	347,440
Noninterest income	26,287	6,802	31,340	6,804	71,233	17,179	88,412
Noninterest expense:
Salaries and employee benefits	62,022	52,572	35,637	11,056	161,287	72,591	233,878
Depreciation	6,472	1,768	837	43	9,120	5,753	14,873
Other occupancy, furniture and equipment	8,129	2,038	624	54	10,845	6,156	17,001
FDIC insurance and other regulatory assessments	4,426	—	—	—	4,426	—	4,426
Professional fees	6,065	(5,238)	965	4,062	5,854	9,404	15,258
Amortization of intangible assets	1,540	772	4,751	3,713	10,776	806	11,582
Advertising and promotion	1,892	857	3,089	135	5,973	1,227	7,200
Communications and technology	19,999	9,253	10,392	1,212	40,856	8,909	49,765
Software amortization	56	3,685	5,843	44	9,628	1,178	10,806
Travel and entertainment	865	655	1,239	577	3,336	1,965	5,301
Other	15,078	4,978	4,932	430	25,418	7,353	32,771
Total noninterest expense	126,544	71,340	68,309	21,326	287,519	115,342	402,861
Net intersegment noninterest income (expense)(2)	588	1,813	(2,401)	—	—	—	—
Net income (loss) before income tax expense	$106,599	$48,561	$(2,783)	$(14,522)	$137,855	$(104,864)	$32,991

(Dollars in thousands)					Total	Corporate
Year Ended December 31, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$262,326	$137,718	$22,168	$—	$422,212	$303	$422,515
Intersegment interest allocations	26,416	(35,886)	9,470	—	—	—	—
Total interest expense	62,712	—	—	—	62,712	9,347	72,059
Net interest income (expense)	226,030	101,832	31,638	—	359,500	(9,044)	350,456
Credit loss expense (benefit)	13,636	4,773	57	—	18,466	301	18,767
Net interest income after credit loss expense	212,394	97,059	31,581	—	341,034	(9,345)	331,689
Noninterest income	28,167	8,683	24,080	184	61,114	4,300	65,414
Noninterest expense:
Salaries and employee benefits	66,476	49,885	36,160	1,457	153,978	65,602	219,580
Depreciation	6,850	2,099	1,003	4	9,956	5,554	15,510
Other occupancy, furniture and equipment	8,801	2,138	649	3	11,591	5,913	17,504
FDIC insurance and other regulatory assessments	2,717	—	—	—	2,717	—	2,717
Professional fees	4,285	5,333	2,338	328	12,284	5,555	17,839
Amortization of intangible assets	2,372	1,490	6,763	—	10,625	1,367	11,992
Advertising and promotion	2,033	873	1,479	2	4,387	1,796	6,183
Communications and technology	20,853	10,131	9,440	42	40,466	10,456	50,922
Software amortization	194	2,277	2,899	1	5,371	475	5,846
Travel and entertainment	995	829	1,659	36	3,519	1,909	5,428
Other	10,979	3,588	3,583	7	18,157	4,957	23,114
Total noninterest expense	126,555	78,643	65,973	1,880	273,051	103,584	376,635
Net intersegment noninterest income (expense)(2)	535	1,628	(2,163)	—	—	—	—
Net income (loss) before income tax expense	$114,541	$28,727	$(12,475)	$(1,696)	$129,097	$(108,629)	$20,468

(Dollars in thousands)					Total	Corporate
Year Ended December 31, 2023	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$261,639	$144,217	$16,390	$—	$422,246	$175	$422,421
Intersegment interest allocations	31,450	(38,157)	6,707	—	—	—	—
Total interest expense	44,640	—	—	—	44,640	9,702	54,342
Net interest income (expense)	248,449	106,060	23,097	—	377,606	(9,527)	368,079
Credit loss expense (benefit)	8,498	2,900	60	—	11,458	745	12,203
Net interest income after credit loss expense	239,951	103,160	23,037	—	366,148	(10,272)	355,876
Noninterest income	23,964	7,829	18,087	—	49,880	293	50,173
Noninterest expense:
Salaries and employee benefits	71,050	49,873	35,089	—	156,012	54,595	210,607
Depreciation	6,817	2,040	648	—	9,505	4,296	13,801
Other occupancy, furniture and equipment	8,592	2,219	681	—	11,492	3,592	15,084
FDIC insurance and other regulatory assessments	2,624	—	—	—	2,624	—	2,624
Professional fees	2,611	3,130	2,448	—	8,189	4,988	13,177
Amortization of intangible assets	2,950	1,821	6,683	—	11,454	—	11,454
Advertising and promotion	2,614	1,046	1,311	—	4,971	1,769	6,740
Communications and technology	17,524	11,289	7,992	—	36,805	8,874	45,679
Software amortization	169	3,060	965	—	4,194	259	4,453
Travel and entertainment	1,263	909	2,479	—	4,651	1,455	6,106
Other	11,499	4,225	3,399	—	19,123	4,386	23,509
Total noninterest expense	127,713	79,612	61,695	—	269,020	84,214	353,234
Net intersegment noninterest income (expense)	—	123	(123)	—	—	—	—
Net income (loss) before income tax expense	$136,202	$31,500	$(20,694)	$—	$147,008	$(94,193)	$52,815
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
(2) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Year Ended December 31, 2025
Factoring revenue received from Payments	$—	$3,643	$(3,643)
Payments revenue received from Factoring	—	(1,372)	1,372
Banking revenue received from Payments and Factoring	588	(458)	(130)
Net intersegment noninterest income (expense)	$588	$1,813	$(2,401)

Year Ended December 31, 2024
Factoring revenue received from Payments	$—	$3,228	$(3,228)
Payments revenue received from Factoring	—	(1,174)	1,174
Banking revenue received from Payments and Factoring	535	(426)	(109)
Net intersegment noninterest income (expense)	$535	$1,628	$(2,163)

Year Ended December 31, 2023
Factoring revenue received from Payments	$—	$1,190	$(1,190)
Payments revenue received from Factoring	—	(1,067)	1,067
Banking revenue received from Payments and Factoring	—	—	—
Net intersegment noninterest income (expense)	$—	$123	$(123)

(Dollars in thousands)					Total	Corporate
December 31, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$4,480,124	$1,335,150	$774,979	$120,410	$6,710,663	$1,088,885	$(1,418,960)	$6,380,588
Gross loans	$3,525,447	$1,223,740	$242,120	$—	$4,991,307	$—	$—	$4,991,307

(Dollars in thousands)					Total	Corporate
December 31, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$5,443,452	$1,186,342	$590,063	$10,099	$7,229,956	$1,119,825	$(2,400,806)	$5,948,975
Gross loans	$3,944,146	$1,034,992	$171,668	$—	$5,150,806	$—	$(603,846)	$4,546,960
Banking

(Dollars in thousands)	Years Ended December 31,			2025 Compared to 2024		2024 Compared to 2023
Banking	2025	2024	2023	$ Change	% Change	$ Change	% Change
Total interest income	$256,978	$262,326	$261,639	$(5,348)	(2.0)%	$687	0.3%
Intersegment interest allocations	23,681	26,416	31,450	(2,735)	(10.4%)	(5,034)	(16.0)%
Total interest expense	73,113	62,712	44,640	10,401	16.6%	18,072	40.5%
Net interest income (expense)	207,546	226,030	248,449	(18,484)	(8.2)%	(22,419)	(9.0)%
Credit loss expense (benefit)	1,278	13,636	8,498	(12,358)	(90.6%)	5,138	60.5%
Net interest income (expense) after credit loss expense	206,268	212,394	239,951	(6,126)	(2.9)%	(27,557)	(11.5)%
Noninterest income	26,287	28,167	23,964	(1,880)	(6.7)%	4,203	17.5%
Noninterest expense:
Salaries and employee benefits	62,022	66,476	71,050	(4,454)	(6.7)%	(4,574)	(6.4)%
Depreciation	6,472	6,850	6,817	(378)	(5.5)%	33	0.5%
Other occupancy, furniture and equipment	8,129	8,801	8,592	(672)	(7.6)%	209	2.4%
FDIC insurance and other regulatory assessments	4,426	2,717	2,624	1,709	62.9%	93	3.5%
Professional fees	6,065	4,285	2,611	1,780	41.5%	1,674	64.1%
Amortization of intangible assets	1,540	2,372	2,950	(832)	(35.1)%	(578)	(19.6)%
Advertising and promotion	1,892	2,033	2,614	(141)	(6.9)%	(581)	(22.2)%
Communications and technology	19,999	20,853	17,524	(854)	(4.1)%	3,329	19.0%
Software amortization	56	194	169	(138)	(71.1)%	25	14.8%
Travel and entertainment	865	995	1,263	(130)	(13.1)%	(268)	(21.2)%
Other	15,078	10,979	11,499	4,099	37.3%	(520)	(4.5)%
Total noninterest expense	126,544	126,555	127,713	(11)	—%	(1,158)	(0.9)%
Net intersegment noninterest income (expense)	588	535	—	53	9.9%	535	100.0%
Net income (loss) before income tax expense	$106,599	$114,541	$136,202	$(7,942)	(6.9%)	$(21,661)	(15.9%)
Our Banking segment’s operating income decreased $7.9 million, or 6.9%.
Interest income decreased $5.3 million, or 2.0%, primarily as a result of decreased yields at our Banking segment in spite of increased average balances of interest earning assets. While average loans in our Banking segment, excluding intersegment loans, increased 12.0% from $3.036 billion for the year ended December 31, 2024 to $3.400 billion for the year ended December 31, 2025, this increase was partially offset by decreased yields. Outside of loans, the Banking segment also experienced a decrease in yields on debt securities and interest earning cash and cash equivalents. The average cash and cash equivalents balance decreased period over period as a result of the Greenscreens acquisition during the second quarter of 2025.
Interest expense increased $10.4 million, or 16.6%, primarily due to higher average balances in our Banking interest bearing liabilities. Average total interest bearing deposits increased $261.2 million, or 10.1%. Further, our Banking segment experienced an increased usage of higher-priced brokered time deposits period over period. The increase in interest expense was partially offset by decreased rates on our interest bearing liabilities.

Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $1.6 million for the year ended December 31, 2025 compared to credit loss expense on loans of $13.8 million for the year ended December 31, 2024. The decrease in credit loss expense was the result of decreased required specific reserves at our Banking segment, a decrease driven by changes to the projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods, and a decrease in net charge-offs period over period. Such decreases were partially offset by an increase driven by changes in the volume and mix of our Banking segment's loan portfolio period over period.
Credit loss expense for off balance sheet credit exposures decreased $0.3 million from a benefit of $0.1 million for the year ended December 31, 2024 to a benefit of $0.4 million for the year ended December 31, 2025. The increase was primarily due to changes to outstanding commitments to fund and assumed loss rates period over period.
Noninterest income at our Banking segment decreased period over period due to a $1.2 million impairment charge on an equity investment obtained through a debt restructuring and a $2.4 million decrease in insurance commissions. These decreases were partially offset by a $1.5 million increase in BOLI income at our Banking segment.
As illustrated in the table above, noninterest expense decreased period over period, the details of which are illustrated in the table above. For the year ended December 31, 2025, salaries and benefits expense included $0.5 million of expense resulting from our aforementioned restructuring activities, and other noninterest expense includes $1.4 million of litigation settlement expense.
Year to date, our aggregate outstanding balances for our banking products, excluding intercompany loans, has increased $185.1 million, or 5.5%, to $3.525 billion as of December 31, 2025. The following table sets forth our banking loans:

(Dollars in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
Banking
Commercial real estate	$730,435	$777,689	$(47,254)	(6.1)%
Construction, land development, land	224,214	203,804	20,410	10.0%
1-4 family residential	193,508	154,020	39,488	25.6%
Farmland	43,433	56,366	(12,933)	(22.9)%
Commercial - General	313,696	285,469	28,227	9.9%
Commercial - Agriculture	42,588	49,365	(6,777)	(13.7)%
Commercial - Equipment	587,926	511,855	76,071	14.9%
Commercial - Asset-based lending	180,012	205,353	(25,341)	(12.3)%
Commercial - Liquid Credit	36,482	65,053	(28,571)	(43.9)%
Consumer	16,819	8,000	8,819	110.2%
Mortgage Warehouse	1,156,334	1,023,326	133,008	13.0%
Total banking loans	$3,525,447	$3,340,300	$185,147	5.5%

Factoring

(Dollars in thousands)	Years Ended December 31,			2025 Compared to 2024		2024 Compared to 2023
Factoring	2025	2024	2023	$ Change	% Change	$ Change	% Change
Total interest income	$147,864	$137,718	$144,217	$10,146	7.4%	$(6,499)	(4.5)%
Intersegment interest allocations	(35,217)	(35,886)	(38,157)	669	1.9%	2,271	6.0%
Total interest expense	15	—	—	15	—	—	—
Net interest income (expense)	112,632	101,832	106,060	10,800	10.6%	(4,228)	(4.0)%
Credit loss expense (benefit)	1,346	4,773	2,900	(3,427)	(71.8%)	1,873	64.6%
Net interest income (expense) after credit loss expense	111,286	97,059	103,160	14,227	14.7%	(6,101)	(5.9)%
Noninterest income	6,802	8,683	7,829	(1,881)	(21.7)%	854	10.9%
Noninterest expense:
Salaries and employee benefits	52,572	49,885	49,873	2,687	5.4%	12	—%
Depreciation	1,768	2,099	2,040	(331)	(15.8)%	59	2.9%
Other occupancy, furniture and equipment	2,038	2,138	2,219	(100)	(4.7)%	(81)	(3.7)%
FDIC insurance and other regulatory assessments	—	—	—	—	—%	—	—%
Professional fees	(5,238)	5,333	3,130	(10,571)	(198.2)%	2,203	70.4%
Amortization of intangible assets	772	1,490	1,821	(718)	(48.2)%	(331)	(18.2)%
Advertising and promotion	857	873	1,046	(16)	(1.8)%	(173)	(16.5)%
Communications and technology	9,253	10,131	11,289	(878)	(8.7)%	(1,158)	(10.3)%
Software amortization	3,685	2,277	3,060	1,408	61.8%	(783)	(25.6)%
Travel and entertainment	655	829	909	(174)	(21.0)%	(80)	(8.8)%
Other	4,978	3,588	4,225	1,390	38.7%	(637)	(15.1)%
Total noninterest expense	71,340	78,643	79,612	(7,303)	(9.3)%	(969)	(1.2)%
Net intersegment noninterest income (expense)	1,813	1,628	$123	185	11.4%	1,505	1,223.6%
Net income (loss) before income tax expense	$48,561	$28,727	$31,500	$19,834	69.0%	$(2,773)	(8.8)%

	Year Ended December 31,
	2025	2024	2023
Factored receivable period end balance	$1,220,780,000	$1,032,842,000	$941,926,000
Yield on average receivable balance	12.89%	13.75%	13.84%
Year to date charge-off rate(1)	0.18%	0.60%	0.97%
Factored receivables - transportation concentration	97%	97%	96%

Interest income, including fees	$147,864,000	$137,718,000	$144,217,000
Non-interest income	6,802,000	8,683,000	7,829,000
Intersegment noninterest income	3,643,000	3,228,000	1,190,000
Factored receivable total revenue	158,309,000	149,629,000	153,236,000
Average net funds employed	1,064,336,000	894,841,000	930,819,000
Yield on average net funds employed	14.87%	16.72%	16.46%

Operating income (loss)	$48,561,000	$28,727,000	$31,500,000
Factoring total revenue	$158,309,000	$149,629,000	$153,236,000
Operating margin(2)	30.67%	19.20%	20.56%

Accounts receivable purchased	$11,698,802,000	$10,369,652,000	$10,836,845,000
Number of invoices purchased	6,676,166	5,805,719	5,820,050
Average invoice size	$1,752	$1,786	$1,862
Average invoice size - transportation	$1,717	$1,750	$1,810
Average invoice size - non-transportation	$4,116	$4,593	$5,597

(1) Net charge-offs for the year ended December 31, 2025 reflects a $3.8 million recovery of factoring balances charged off in a prior period. Such recovery impacted the charge-off rate for the year by (0.33%). Net charge-offs for the year ended December 31, 2023 includes a $3.3 million charge-off of an over-formula advance balance, which contributed approximately 0.32% to the net charge-off rate for the period. In accordance with the agreement reached with Covenant, Covenant reimbursed us for $1.7 million of this charge-off.
(2)Operating margin is a non-GAAP financial measure used as a supplemental measure to evaluate the performance of our Factoring segment. It provides meaningful supplemental information regarding the segment's operational performance and enhances investors' overall understanding of the Factoring segment's profitability and operational efficiency. For the year ended December 31, 2025, operating income and factoring total revenue were impacted by $1.2 million of interest and fees resulting from the USPS Settlement and such settlement further impacted operating income by $6.5 million of legal expense accrual reversal and $3.8 million of recovery of factoring balances charged off in a prior period. Operating income was also impacted by a $2.0 million legal settlement that was unrelated to the USPS Settlement. Such items had a 5.80% impact on operating margin, a 0.11% impact on yield on average receivables, and a 0.11% impact on yield on average net funds employed for the year ended December 31, 2025.
Our Factoring segment’s operating income increased $19.8 million, or 69.0%.
Our average invoice size decreased 1.9% from $1,786 for the year ended December 31, 2024 to $1,752 for the year ended December 31, 2025. This decrease is the result of a broad drop in transportation invoice prices across the industry as well as a change in mix as we add more short-haul fleets to our factoring purchases. The number of invoices purchased increased 15.0% period over period.
Net interest income at our Factoring segment increased $10.8 million, or 10.6%. Overall average net funds employed (“NFE”) increased 18.9% during the year ended December 31, 2025 compared to the same period in 2024. The increase in average NFE was the result of increased invoice purchase volume in the face of decreased average invoice sizes. See further discussion under the Recent Developments: Trucking Transportation and Factoring section. We maintained a high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was 97% at December 31, 2025 and December 31, 2024. Net interest income at our Factoring segment was also impacted by a modest decrease in its intersegment interest allocation charge period over period driven by lower intercompany rates consistent with lower rates in the broader macro economy, partially offset by higher average Factoring balances.
Credit loss expense at our Factoring segment is made up of credit loss expense related to factored receivables and loans at our Factoring segment. Credit loss expense related to factored receivables and loans was a $1.3 million for the year ended December 31, 2025 compared to credit loss expense of $4.8 million for the year ended December 31, 2024. The decrease in credit loss expense on factored receivables and loans was driven by decreased net charge-offs period over period including the $3.8 million recovery resulting from the USPS settlement. The decrease was also driven by a decrease in required specific reserves. These decreases were partially offset by increases to the ACL driven by changes in volume and mix of the portfolio period over period and changes in loss assumptions period over period.
The decrease in noninterest income at our Factoring segment was primarily due to a $0.6 million decrease in early termination fees. Additionally, the Factoring segment experienced an unrealized loss on the market value of its revenue share asset of $9 thousand during the year ended December 31, 2025 compared to a $1.3 million gain during the same period a year ago.
Noninterest expense at our Factoring segment decreased period over period the details of which are illustrated in the table above. For the year ended December 31, 2025, professional fees, a component of noninterest expense, at our Factoring segment reflect a $6.5 million recovery of previously expensed legal fees associated with the USPS Settlement. Other noninterest expense at our Factoring segment reflects a $2.0 million expense driven by settlement of litigation unrelated to the USPS Settlement for the year ended December 31, 2025. For the year ended December 31, 2025, salaries and benefits expense included $1.1 million of expense resulting from our aforementioned restructuring activities.

Payments

(Dollars in thousands)	Year Ended December 31,			2025 Compared to 2024		2024 Compared to 2023
Payments	2025	2024	2023	$ Change	% Change	$ Change	% Change
Total interest income	$25,298	$22,168	$16,390	$3,130	14.1%	$5,778	35.3%
Intersegment interest allocations	11,536	9,470	6,707	2,066	21.8%	2,763	41.2%
Total interest expense	—	—	—	—	—%	—	—%
Net interest income (expense)	36,834	31,638	23,097	5,196	16.4%	8,541	37.0%
Credit loss expense (benefit)	247	57	60	190	333.3%	(3)	(5.0)%
Net interest income (expense) after credit loss expense	36,587	31,581	23,037	5,006	15.9%	8,544	37.1%
Noninterest income	31,340	24,080	18,087	7,260	30.1%	5,993	33.1%
Noninterest expense:
Salaries and employee benefits	35,637	36,160	35,089	(523)	(1.4)%	1,071	3.1%
Depreciation	837	1,003	648	(166)	(16.6)%	355	54.8%
Other occupancy, furniture and equipment	624	649	681	(25)	(3.9)%	(32)	(4.7)%
FDIC insurance and other regulatory assessments	—	—	—	—	—%	—	—%
Professional fees	965	2,338	2,448	(1,373)	(58.7)%	(110)	(4.5)%
Amortization of intangible assets	4,751	6,763	6,683	(2,012)	(29.8)%	80	1.2%
Advertising and promotion	3,089	1,479	1,311	1,610	108.9%	168	12.8%
Communications and technology	10,392	9,440	7,992	952	10.1%	1,448	18.1%
Software amortization	5,843	2,899	965	2,944	101.6%	1,934	200.4%
Travel and entertainment	1,239	1,659	2,479	(420)	(25.3)%	(820)	(33.1)%
Other	4,932	3,583	3,399	1,349	37.7%	184	5.4%
Total noninterest expense	68,309	65,973	61,695	2,336	3.5%	4,278	6.9%
Net intersegment noninterest income (expense)	(2,401)	(2,163)	(123)	(238)	(11.0)%	(2,040)	(1658.5)%
Net income (loss) before income tax expense	$(2,783)	$(12,475)	$(20,694)	$9,692	77.7%	$8,219	39.7%

	Year Ended December 31,
	2025	2024	2023
Supply chain financing factored receivables	$174,292,000	$107,300,000	$100,829,000
Quickpay factored receivables	67,828,000	64,368,000	73,899,000
Factored receivable period end balance	$242,120,000	$171,668,000	$174,728,000

Total revenue
Supply chain finance interest income	$14,179,000	$10,888,000	$5,613,000
Quickpay interest income	11,119,000	11,280,000	10,777,000
Intersegment interest income	11,536,000	9,470,000	6,707,000
Total interest income	36,834,000	31,638,000	23,097,000
Broker noninterest income	26,082,000	18,393,000	12,215,000
Factor noninterest income	4,111,000	5,276,000	5,256,000
Other noninterest income	1,147,000	411,000	616,000
Intersegment noninterest income	1,372,000	1,174,000	1,067,000
Total noninterest income	32,712,000	25,254,000	19,154,000
	$69,546,000	$56,892,000	$42,251,000

Total expense
Credit loss expense (benefit)	$247,000	$57,000	$60,000
Noninterest expense	68,309,000	65,973,000	61,695,000
Intersegment noninterest expense	3,773,000	3,337,000	1,190,000
	$72,329,000	$69,367,000	$62,945,000

Net income (loss) before income tax expense	$(2,783,000)	$(12,475,000)	$(20,694,000)
Depreciation	837,000	1,003,000	648,000
Software amortization	5,843,000	2,899,000	965,000
Intangible amortization expense	4,751,000	6,763,000	6,683,000
Earnings (losses) before interest, taxes, depreciation, and amortization(2)	$8,648,000	$(1,810,000)	$(12,398,000)
EBITDA margin(1)	12%	(3)%	(29)%

Number of invoices processed	33,562,731	24,846,449	19,528,864
Amount of payments processed	$40,516,927,000	$27,784,495,000	$21,517,768,000
Network invoice volume	3,872,588	2,551,863	1,086,910
Network payment volume	$6,273,452,000	$4,154,372,000	$1,839,961,000
(1)Earnings (losses) before interest, taxes, depreciation, and amortization ("EBITDA") and EBITDA margin (the ratio of EBITDA to total revenue) are non-GAAP financial measures used to provide meaningful supplemental information regarding the segment's operational performance and to enhance investors' overall understanding of such financial performance.
Our Payments segment's operating loss decreased $9.7 million, or 77.7%.
The number of invoices processed by our Payments segment increased 35.1% from 24,846,449 for the year ended December 31, 2024 to 33,562,731 for the year ended December 31, 2025, and the amount of payments processed increased 45.8% from $27.784 billion for the year ended December 31, 2024 to $40.517 billion for the year ended December 31, 2025.
We began processing network transactions during the first quarter of 2022. When a fully integrated Payments customer payor receives an invoice from a fully integrated Payments customer payee, we call that a “network transaction.” All network transactions are included in our payment processing volume above. These transactions are facilitated through payments platform APIs with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. During the year ended December 31, 2025, we processed 3,872,588 network invoices representing a network payment volume of $6.273 billion. During the year ended December 31, 2024, we processed 2,551,863 network invoices representing a network payment volume of $4.154 billion.
Net interest income increased due to increased average balance of interest earning assets at our Payments segment and increased intersegment interest allocation period over period. Average rates at our Payments segment were little changed period over period.

Noninterest income increased primarily due to a $7.3 million increase in payment processing and audit fees earned from our payments and audit business during the year ended December 31, 2025 compared to the prior year. There were no other significant changes in the components of noninterest income at our Payments segment period over period.
Noninterest expense increased at our Payments segment, the details of which are illustrated in the table above. For the year ended December 31, 2025, salaries and benefits expense included $0.5 million of expense resulting from our aforementioned restructuring activities.
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
Intelligence

(Dollars in thousands)	Year Ended December 31,
Intelligence	2025	2024	2023
Total interest income	$—	$—	$—
Intersegment interest allocations	—	—	—
Total interest expense	—	—	—
Net interest income (expense)	—	—	—
Credit loss expense (benefit)	—	—	—
Net interest income (expense) after credit loss expense	—	—	—
Noninterest income	6,804	184	—
Noninterest expense:
Salaries and employee benefits	11,056	1,457	—
Depreciation	43	4	—
Other occupancy, furniture and equipment	54	3	—
FDIC insurance and other regulatory assessments	—	—	—
Professional fees	4,062	328	—
Amortization of intangible assets	3,713	—	—
Advertising and promotion	135	2	—
Communications and technology	1,212	42	—
Software amortization	44	1	—
Travel and entertainment	577	36	—
Other	430	7	—
Total noninterest expense	21,326	1,880	—
Net intersegment noninterest income (expense)	—	—	—
Net income (loss) before income tax expense	$(14,522)	$(1,696)	$—

Our Intelligence segment's operating loss for the year ended December 31, 2025 was $14.5 million. As previously disclosed, prior to the fourth quarter of 2024, the data intelligence line of business did not exist. Therefore, discussion of changes regarding full-year 2025 and 2024 results is not comparable or meaningful. As illustrated in the table above, to date, the majority of the expenses related to our Intelligence segment are salaries and benefits expense, professional fees, amortization of intangible assets, and communications and technology expense. A majority of the professional fees recognized at our Intelligence segment during the year ended December 31, 2025 relate to our acquisition of Greenscreens.
Gross margin is a non-GAAP financial measure used as supplemental measure to evaluate the performance of our Intelligence segment. Cost of revenues is comprised primarily of salaries and benefits and communications and technology costs for employees providing services to the Company's customers. This includes the costs of the Company's personnel performing integration, customer support, third-party data center and customer training activities. Cost of revenues also includes the direct costs of third party hosting services. We have elected to exclude amortization expense of capitalized developed software and acquired technology as well as allocations of fixed asset depreciation expense and occupancy expenses from cost of revenues. Due to the timing of the Greenscreens acquisition in May 2025, gross margin is not meaningful for the full years ended December 31, 2025 and 2024.
Corporate and Other

(Dollars in thousands)	Years Ended Year Ended December 31,			2025 Compared to 2024		2024 Compared to 2023
Corporate and Other	2025	2024	2023	$ Change	% Change	$ Change	% Change
Total interest income	$327	$303	$175	$24	7.9%	$128	73.1%
Intersegment interest allocations	—	—	—	—	—	—	—
Total interest expense	6,751	9,347	9,702	(2,596)	(27.8)%	(355)	(3.7)%
Net interest income (expense)	(6,424)	(9,044)	(9,527)	2,620	29.0%	483	5.1%
Credit loss expense (benefit)	277	301	745	(24)	(8.0%)	(444)	(59.6%)
Net interest income (expense) after credit loss expense	(6,701)	(9,345)	(10,272)	2,644	28.3%	927	9.0%
Noninterest income	17,179	4,300	293	12,879	299.5%	4,007	1,367.6%
Noninterest expense:
Salaries and employee benefits	72,591	65,602	54,595	6,989	10.7%	11,007	20.2%
Depreciation	5,753	5,554	4,296	199	3.6%	1,258	29.3%
Other occupancy, furniture and equipment	6,156	5,913	3,592	243	4.1%	2,321	64.6%
FDIC insurance and other regulatory assessments	—	—	—	—	—%	—	—%
Professional fees	9,404	5,555	4,988	3,849	69.3%	567	11.4%
Amortization of intangible assets	806	1,367	—	(561)	(41.0%)	1,367	100.0%
Advertising and promotion	1,227	1,796	1,769	(569)	(31.7%)	27	1.5%
Communications and technology	8,909	10,456	8,874	(1,547)	(14.8%)	1,582	17.8%
Software amortization	1,178	475	259	703	148.0%	216	83.4%
Travel and entertainment	1,965	1,909	1,455	56	2.9%	454	31.2%
Other	7,353	4,957	4,386	2,396	48.3%	571	13.0%
Total noninterest expense	115,342	103,584	84,214	11,758	11.4%	19,370	23.0%
Net income (loss) before income tax expense	$(104,864)	$(108,629)	$(94,193)	$3,765	3.5%	$(14,436)	(15.3%)
Corporate and other is not a reportable segment, but rather includes certain revenue and expense from the Company's holding company as well as activities not allocated to specific business segments. Corporate and other reported an operating loss of $104.9 million for the year ended December 31, 2025 compared to an operating loss of $108.6 million for the year ended December 31, 2024.

The decreased operating loss was primarily driven by the aforementioned $8.7 million gain on sale of the building purchased in 2024 for the purpose of constructing a future headquarters for Triumph as well as a $5.6 million gain on sale of an airplane. These gains were partially offset by a $7.0 million increase in salaries and benefits expense and a $3.8 million increase in professional fees. For the year ended December 31, 2025, salaries and benefits expense and professional fees included $0.8 million and $1.3 million of expense resulting from our restructuring activities, respectively. Further, Corporate experienced a $2.4 million increase in other noninterest expense driven by $2.4 million of current period lease termination payments related to the building we acquired during March 2024. Additionally, Corporate experienced a $2.6 million decrease in interest expense period over period as a result of decreased average borrowings.
Financial Condition
Assets
Total assets were $6.381 billion at December 31, 2025, compared to $5.949 billion at December 31, 2024, an increase of $431.6 million, the components of which are discussed below.
Loan Portfolio
Loans held for investment were $4.991 billion at December 31, 2025, compared with $4.547 billion at December 31, 2024.
The following table shows the recorded investment of our loans by portfolio categories as of the dates indicated:

	December 31, 2025		December 31, 2024		$ Change	% Change
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$730,435	15%	$777,689	17%	$(47,254)	(6.1%)
Construction, land development, land	224,214	4%	203,804	4%	20,410	10.0%
1-4 family residential	193,508	4%	154,020	3%	39,488	25.6%
Farmland	43,433	1%	56,366	1%	(12,933)	(22.9%)
Commercial	1,163,664	24%	1,119,245	26%	44,419	4.0%
Factored receivables	1,462,900	29%	1,204,510	26%	258,390	21.5%
Consumer	16,819	—%	8,000	—%	8,819	110.2%
Mortgage warehouse	1,156,334	23%	1,023,326	23%	133,008	13.0%
Total Loans	$4,991,307	100%	$4,546,960	100%	$444,347	9.8%
Commercial Real Estate Loans. Our commercial real estate loans decreased $47.3 million, or 6.1%, due to paydowns that outpaced new origination activity. A significant portion of our loan portfolio at December 31, 2025 consisted of commercial real estate loans secured by properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower's ongoing business operations or on income generated from the properties. The table below sets forth the Company's commercial real estate loan portfolio, by portfolio industry sector and collateral location as of December 31, 2025.

(Dollars in thousands)	Illinois	New York	Texas	Colorado	New Jersey	Iowa	Other	Total
Non-owner occupied
Office	$3,572	$35,858	$43,410	$3,772	$82,574	$344	$3,930	$173,460
Multifamily	11,764	—	1,347	7,884	—	148	105,598	126,741
Retail	5,400	48,803	—	8,603	—	2,698	30,632	96,136
Industrial	6,644	34,082	1,757	938	—	69	11,281	54,771
Hospitality	896	—	—	4,880	—	—	32,725	38,501
Other	8,924	2,547	3,604	5,447	—	1,474	19,880	41,876
	37,200	121,290	50,118	31,524	82,574	4,733	204,046	531,485
Owner occupied
Industrial	19,172	—	2,469	6,369	—	19,232	11,697	58,939
Hospitality	2,927	—	—	3,030	—	8,570	—	14,527
Restaurant	19,331	—	—	3,241	—	265	2,548	25,385
Retail	1,369	—	—	8,490	—	537	1,267	11,663
Office	1,705	110	—	5,859	—	596	706	8,976
Other	3,898	—	—	12,952	—	39,183	23,427	79,460
	48,402	110	2,469	39,941	—	68,383	39,645	198,950
Total commercial real estate	$85,602	$121,400	$52,587	$71,465	$82,574	$73,116	$243,691	$730,435
Construction and Development Loans. Our construction and development loans increased $20.4 million, or 10.0%, due to origination and draw activity that outpaced paydowns and conversions to term loans.
Residential Real Estate Loans. Our one-to-four family residential loans increased $39.5 million, or 25.6%, due to new loan activity that outpaced paydowns.
Farmland Loans. Our farmland loans decreased $12.9 million, or 22.9%, due to paydowns that outpaced modest origination activity.
Commercial Loans. Our commercial loans held for investment increased $44.4 million, or 4.0%, due to increases in equipment lending and other commercial lending balances. The increase was partially offset by decreases in asset based lending, liquid credit, and agriculture lending balances. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, increased $29.0 million, or 10.1%.
The following table shows our commercial loans:

(Dollars in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
Commercial
Equipment	$587,926	$511,855	$76,071	14.9%
Asset-based lending	180,012	205,353	(25,341)	(12.3%)
Liquid credit	36,482	65,053	(28,571)	(43.9%)
Agriculture	42,588	49,365	(6,777)	(13.7%)
Other commercial lending	316,656	287,619	29,037	10.1%
Total commercial loans	$1,163,664	$1,119,245	$44,419	4.0%
Factored Receivables. Our factored receivables increased $258.4 million, or 21.5%. See discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.
Consumer Loans. Our consumer loans increased $8.8 million, or 110.2%, due to new loan activity that outpaced paydowns.
Mortgage Warehouse. Our mortgage warehouse facilities increased $133.0 million, or 13.0%, due to seasonal changes in utilization. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $1.087 billion for the year ended December 31, 2025 compared to $739.4 million for the year ended December 31, 2024.

The following table sets forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	December 31, 2025
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years	Total
Commercial real estate	$316,220	$386,408	$27,766	$41	$730,435
Construction, land development, land	99,086	124,801	327	—	224,214
1-4 family residential	11,300	22,374	5,387	154,447	193,508
Farmland	4,038	27,321	11,318	756	43,433
Commercial	359,121	763,811	40,732	—	1,163,664
Factored receivables	1,462,900	—	—	—	1,462,900
Consumer	8,005	8,309	500	5	16,819
Mortgage warehouse	1,156,334	—	—	—	1,156,334
	$3,417,004	$1,333,024	$86,030	$155,249	$4,991,307

Sensitivity of loans to changes in interest rates:		After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years
Predetermined (fixed) interest rates
Commercial real estate		$248,539	$1,617	$—
Construction, land development, land		68,671	274	—
1-4 family residential		18,158	1,315	68,791
Farmland		24,333	187	—
Commercial		602,660	14,337	—
Factored receivables		—	—	—
Consumer		8,309	500	5
Mortgage warehouse		—	—	—
		$970,670	$18,230	$68,796
Floating interest rates
Commercial real estate		$137,869	$26,149	$41
Construction, land development, land		56,130	53	—
1-4 family residential		4,216	4,072	85,656
Farmland		2,988	11,131	756
Commercial		161,151	26,395	—
Factored receivables		—	—	—
Consumer		—	—	—
Mortgage warehouse		—	—	—
		$362,354	$67,800	$86,453
As of December 31, 2025, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (20%), Illinois (10%), Colorado (10%), and Iowa (4%) make up 44% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2024, the states of Texas (22%), Colorado (10%), Illinois (12%) and Iowa (4%) made up 48% of the Company’s gross loans, excluding factored receivables.
Further, a majority (97%) of our factored receivables, representing approximately 29% of our total loan portfolio as of December 31, 2025, are transportation receivables. Although such concentration may cause our future income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2024, 97% of our factored receivables, representing approximately 26% of our total loan portfolio, were transportation receivables.

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

(Dollars in thousands)	December 31, 2025	December 31, 2024
Nonperforming loans:
Commercial real estate	$8,502	$11,254
Construction, land development, land	—	2,410
1-4 family residential	1,790	810
Farmland	458	1,996
Commercial	45,446	73,437
Factored receivables	1,347	23,289
Consumer	12	116
Mortgage warehouse	—	—
Total nonperforming loans	57,555	113,312
Held to maturity securities	1,913	4,073
Equity investments without readily determinable fair value	—	2,462
Other real estate owned, net	10,185	—
Other repossessed assets	220	425
Total nonperforming assets	$69,873	$120,272

Nonperforming assets to total assets	1.10%	2.02%
Nonperforming loans to total loans held for investment	1.15%	2.49%
Total past due loans to total loans held for investment	2.72%	3.27%
Nonperforming loans decreased $55.8 million, or 49.2%, due to a $7.5 million payoff of a nonperforming multifamily relationship, a combined $42.1 million decrease in five large nonperforming equipment finance relationships, a combined $13.6 million decrease in three large nonperforming liquid credit relationships, the sale of a $2.5 million nonperforming construction relationship, a $2.0 million decrease in a nonperforming other commercial lending relationship, a $1.5 million payoff of a nonperforming farmland relationship, and a $21.9 million decrease in nonperforming factored receivables. The decrease in nonperforming factored receivables includes the reduction of the $19.4 million Misdirected Payments Receivable, net of customer reserves. These decreases were partially offset by the addition of a nonperforming asset based lending relationship of $22.5 million discussed further in Item 1. Legal Proceedings of Part II of this document, a $4.8 million increase driven by the addition of three large nonperforming equipment finance relationships, and a $6.6 million increase driven by the addition of two large nonperforming commercial real estate relationships.

The largest portion of nonperforming commercial loans at December 31, 2024 consisted of $54.2 million of nonperforming equipment loans; however the balance of nonperforming equipment loans had decreased to $18.3 million at December 31, 2025. While nonperforming commercial real estate increased year over year the total outstanding balance of such loans is below $10.0 million at December 31, 2025, and our historical credit losses in this line of lending have been low.
As a result of the activity previously described and the change in period end total loans period over period, the ratio of nonperforming loans to total loans held for investment decreased to 1.15% at December 31, 2025 from 2.49% at December 31, 2024.
Our ratio of nonperforming assets to total assets decreased to 1.10% at December 31, 2025 from 2.02% at December 31, 2024. This is due to the aforementioned loan activity and changes in our period end total assets as well as a decrease in equity investments we consider to be nonperforming. Additionally, our HTM CLO securities considered to be nonaccrual which decreased $2.2 million during the year. These decreases were partially offset by a $10.2 million increase in other real estate owned mostly related to a $9.5 million commercial property taken to OREO during the year as part of the collateral recovery related to the large acquired PCD loan.
Past due loans to total loans held for investment decreased to 2.72% at December 31, 2025 from 3.27% at December 31, 2024 as a result of a $13.0 million decrease in total past due loans including a $23.9 million decrease in past due commercial loans, a $20.2 million decrease in past due factored receivables, and a $2.4 million decrease in past due construction, land development, and land loans. These decreases were partially offset by a $33.3 million increase in past due commercial real estate loans.
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
The following table sets forth the ACL by category of loan:

	December 31, 2025			December 31, 2024
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate	$4,713	15%	0.65%	$3,825	17%	0.49%
Construction, land development, land	2,970	4%	1.32%	2,873	4%	1.41%
1-4 family residential	1,927	4%	1.00%	1,404	3%	0.91%
Farmland	298	1%	0.69%	386	1%	0.68%
Commercial	14,947	24%	1.28%	21,419	26%	1.91%
Factored receivables	10,069	29%	0.69%	9,600	26%	0.80%
Consumer	429	—%	2.55%	185	—%	2.31%
Mortgage warehouse	1,158	23%	0.10%	1,022	23%	0.10%
Total Loans	$36,511	100%	0.73%	$40,714	100%	0.90%
The ACL decreased $4.2 million, or 10.3%. This decrease reflects net charge-offs of $18.2 million and credit loss expense of $3.2 million. It should be noted that the $10.8 million ACL on the acquired PCD loan was booked as part of the loan purchase with no impact on credit loss expense. Therefore, the corresponding $10.8 million charge-off also had no impact on credit loss expense.
A driver of the change in ACL is change in the loss drivers that the Company forecasted to calculate expected losses at December 31, 2025 as compared to December 31, 2024. Such change had a negative impact on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period and resulted in an increase of $0.7 million of ACL period over period.

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

For all DCF models at December 31, 2025, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At December, 2025 as compared to December 31, 2024, the Company forecasted a modest increase in national unemployment and modest degradation in one-year percentage change in national retail sales, one-year percentage change in national home price index, and one-year percentage change in national gross domestic product. At December 31, 2025 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected small increases in the first two projected quarters followed by a decline to negative levels over the last two projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected a breakeven level in the first projected quarter followed by a steep drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected very low growth for the first two projected quarters with low levels of contraction for the final two projected quarters. At December 31, 2025, the Company used its historical prepayment speeds with minimal adjustment.

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
The following tables show our credit ratios and an analysis of our credit loss expense:

	December 31,
(Dollars in thousands)	2025	2024
Allowance for credit losses on loans	$36,511	$40,714
Total loans held for investment	$4,991,307	$4,546,960
Allowance to total loans held for investment	0.73%	0.90%

Nonaccrual loans	$56,208	$90,023
Total loans held for investment	$4,991,307	$4,546,960
Nonaccrual loans to total loans held for investment	1.13%	1.98%

Allowance for credit losses on loans	$36,511	$40,714
Nonaccrual loans	$56,208	$90,023
Allowance for credit losses to nonaccrual loans	64.96%	45.23%

	Year Ended December 31,
	2025			2024			2023
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$132	$753,805	0.02%	$456	$795,798	0.06%	$22	$753,455	—%
Construction, land development, land	203	214,526	0.09%	(1)	197,037	—%	(5)	112,723	—%
1-4 family residential	61	171,551	0.04%	67	129,463	0.05%	(7)	129,579	(0.01)%
Farmland	—	46,484	—%	—	58,264	—%	—	65,761	—%
Commercial	15,237	1,112,270	1.37%	6,084	1,104,804	0.55%	9,570	1,212,191	0.79%
Factored receivables	2,142	1,349,574	0.16%	6,108	1,176,092	0.52%	10,186	1,177,791	0.86%
Consumer	438	14,050	3.12%	394	8,426	4.68%	48	9,168	0.52%
Mortgage warehouse	—	1,086,634	—%	—	739,419	—%	—	763,597	—%
Total Loans	$18,213	$4,748,894	0.38%	$13,108	$4,209,303	0.31%	$19,814	$4,224,265	0.47%
Net loans charged off increased $5.1 million, or 38.9%. Net charge-offs during the year ended December 31, 2025 reflect the $10.8 million charge off on the acquired PCD loan that had no impact on earnings and the $9.5 million recovery on that loan that resulted in a benefit to credit loss expense during the year. The net charge-off amount related to the acquired PCD loan was $1.3 million for the year ended December 31, 2025. Such net charge-offs also reflect the $3.8 million factoring recovery resulting from the USPS settlement, a $6.8 million partial charge-off of a liquid credit relationship, a $4.0 million partial charge-off of a separate liquid credit relationship, a $2.4 million charge-off of a factoring relationship, and a $2.1 million partial charge-off of an equipment lending relationship. There were no individually significant charge-offs during the year ended December 31, 2024.
Securities
As of December 31, 2025, we held equity securities with readily available fair values of $4.6 million, an increase of $143 thousand from $4.4 million at December 31, 2024. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.
The following table illustrates the changes in our available for sale debt securities:

	Available For Sale Debt Securities:
(Dollars in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
Mortgage-backed securities, residential	$88,500	$84,185	$4,315	5.1%
Asset-backed securities	811	905	(94)	(10.4)%
State and municipal	2,589	3,063	(474)	(15.5)%
CLO Securities	271,074	291,913	(20,839)	(7.1)%
Corporate bonds	263	262	1	0.4%
SBA pooled securities	1,040	1,233	(193)	(15.7)%
Total available for sale debt securities	$364,277	$381,561	$(17,284)	(4.5)%
Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of December 31, 2025, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at December 31, 2025. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.
As of December 31, 2025, we held securities classified as held to maturity with an amortized cost, net of ACL, of $1.6 million, a decrease of $0.3 million from $1.9 million at December 31, 2024. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at December 31, 2025.

The following tables set forth the amortized cost and average yield of our securities, by type and contractual maturity:

	Maturity as of December 31, 2025
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities	6,045	2.28%	764	2.35%	428	4.32%	84,405	4.83%	91,642	4.64%
Asset-backed securities	—	—%	—	—%	812	5.83%	—	—%	812	5.83%
State and municipal	—	—%	2,134	2.88%	504	2.66%	—	—%	2,638	2.84%
CLO securities	—	—%	—	—%	32,567	5.67%	237,581	5.37%	270,148	5.40%
Corporate bonds	—	—%	—	—%	265	5.14%	—	—%	265	5.14%
SBA pooled securities	—	—%	—	—%	543	2.65%	536	4.07%	1,079	3.36%
Total available for sale securities	$6,045	2.28%	$2,898	2.74%	$35,119	5.56%	$322,522	5.22%	$366,584	5.19%

Held to maturity securities:	$—	—%	$3,178	4.13%	$—	—%	$—	—%	$3,178	4.13%
Liabilities
Total liabilities were $5.439 billion as of December 31, 2025, compared to $5.058 billion at December 31, 2024, an increase of $380.8 million, the components of which are discussed below.
Deposits
The following table summarizes our deposits:

(Dollars in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
Noninterest bearing demand	$1,901,638	$1,964,457	$(62,819)	(3.2%)
Interest bearing demand	845,060	697,949	147,111	21.1%
Individual retirement accounts	37,634	43,937	(6,303)	(14.3%)
Money market	608,036	629,610	(21,574)	(3.4%)
Savings	522,189	515,545	6,644	1.3%
Certificates of deposit	224,644	232,232	(7,588)	(3.3%)
Brokered time deposits	695,093	490,650	204,443	41.7%
Other brokered deposits	115,922	246,440	(130,518)	(53.0%)
Total Deposits	$4,950,216	$4,820,820	$129,396	2.7%
Our total deposits increased $129.4 million, or 2.7%, primarily due to an increase in brokered time deposits, interest bearing demand deposits, and savings deposits. The Company experienced decreases in all other material deposit categories. Other brokered deposits are non-maturity deposits obtained from wholesale sources. As of December 31, 2025, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 81% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 19% of total deposits. As of December 31, 2024, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 84% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 16% of total deposits. At December 31, 2025 and December 31, 2024, our estimated uninsured deposits were $1.466 billion and $1.488 billion, respectively.

At December 31, 2025, we held $64.2 million of time deposits that meet or exceed the $250,000 Federal Deposit Insurance Corporation ("FDIC") insurance limit. The following table provides information on the maturity distribution of the time deposits exceeding the $250,000 FDIC insurance limit as of December 31, 2025:

(Dollars in thousands)	Over $250,000
Maturity
3 months or less	$27,722
Over 3 through 6 months	24,007
Over 6 through 12 months	5,823
Over 12 months	3,699
$61,251
Other Borrowings
FHLB Advances
As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Bank. The following table provides a summary of our FHLB borrowings as of and for the years ended December 31, 2025, 2024, and 2023:

(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Amount outstanding at end of the year	$280,000	$30,000	$255,000
Weighted average interest rate at end of the year	3.67%	4.79%	5.65%
Average daily balance during the year	$208,014	$120,369	$194,795
Weighted average interest rate during the year	4.35%	5.38%	5.30%
Maximum month-end balance during the year	$355,000	$280,000	$530,000
Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. Of the FHLB borrowings outstanding as of December 31, 2025, $250.0 million were short-term borrowings maturing within one year and $30.0 million were long term borrowings maturing after one but within two years. As of December 31, 2025 and 2024, we had $644.7 million and $819.1 million, respectively, in unused and available advances from the FHLB. The decrease in our total borrowing capacity from December 31, 2024 to December 31, 2025 was primarily the result of increased borrowing amounts outstanding at the end of 2025.

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
The Subordinated Notes are included on the consolidated balance sheets as liabilities at their carrying values; however, for regulatory purposes, the $69.9 million and $69.7 million carrying value of these obligations at December 31, 2025 and 2024, respectively, were eligible for inclusion in Tier 2 regulatory capital. At the beginning of each of the last five years of the life of the Subordinated Notes, the amount eligible to be included in Tier 2 regulatory capital will be reduced by 20%.
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
Junior Subordinated Debentures
The following provides a summary of our junior subordinated debentures as of December 31, 2025:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Variable Interest Rate	Interest Rate At December 31, 2025
National Bancshares Capital Trust II	$15,464	$13,943	September 2033	Three Month SOFR + 3.26%	6.98%
National Bancshares Capital Trust III	17,526	14,132	July 2036	Three Month SOFR + 1.64%	5.81%
ColoEast Capital Trust I	5,155	4,010	September 2035	Three Month SOFR + 1.86%	5.55%
ColoEast Capital Trust II	6,700	5,151	March 2037	Three Month SOFR + 2.05%	5.74%
Valley Bancorp Statutory Trust I	3,093	2,953	September 2032	Three Month SOFR + 3.66%	7.35%
Valley Bancorp Statutory Trust II	3,093	2,802	July 2034	Three Month SOFR + 3.01%	6.72%
	$51,031	$42,991
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
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $43.0 million was allowed in the calculation of Tier I capital as of December 31, 2025.

Liquidity and Capital Resources
Capital Resources
Our stockholders’ equity totaled $941.8 million as of December 31, 2025, compared to $890.9 million as of December 31, 2024, an increase of $50.9 million. Stockholders’ equity increased during this period primarily due to our net income, stock based compensation expense, common stock issued in connection with our acquisition of Greenscreens, and the issuance of common stock pursuant to our employee stock purchase plan.
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
In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of December 31, 2025, TBK Bank had $600.4 million of unused borrowing capacity from the Federal Reserve Bank discount window and unsecured federal funds lines of credit with seven unaffiliated banks totaling $227.5 million, with no amounts advanced against those lines. Additionally, as of December 31, 2025, we had $644.7 million in unused and available advances from the FHLB. We routinely utilize FHLB advances to support the fluctuating and sometimes unpredictable balances in our mortgage warehouse lending portfolio, and we will continue to do so.
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2025. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - December 31, 2025
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Federal Home Loan Bank advances	$280,000	$250,000	$30,000	$—	$—
Subordinated notes	70,000	—	—	—	70,000
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	27,795	6,405	10,798	7,589	3,003
Time deposits with stated maturity dates	957,371	934,514	19,295	3,562	—
Total contractual obligations	$1,386,197	$1,190,919	$60,093	$11,151	$124,034

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

For all DCF models at December 31, 2025, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At December 31, 2025 as compared to December 31, 2024, the Company forecasted a modest increase in national unemployment and modest degradation in one-year percentage change in national retail sales, one-year percentage change in national home price index, and one-year percentage change in national gross domestic product. At December 31, 2025 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected small increases in the first two projected quarters followed by a decline to negative levels over the last two projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected a breakeven level in the first projected quarter followed by a steep drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected very low growth for the first two projected quarters with low levels of contraction for the final two projected quarters. At December 31, 2025, the Company used its historical prepayment speeds with minimal adjustment.

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
The following tables summarizes simulated change in net interest income versus unchanged rates:

	December 31, 2025		December 31, 2024
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	9.3%	11.1%	10.1%	13.2%
+300 basis points	7.1%	8.4%	7.6%	9.9%
+200 basis points	4.8%	5.7%	5.1%	6.6%
+100 basis points	2.4%	2.9%	2.6%	3.3%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(2.3%)	(3.0%)	(2.6%)	(3.7%)
-200 basis points	(4.9%)	(6.7%)	(5.4%)	(7.5%)
-300 basis points	(7.4%)	(10.2%)	(8.2%)	(11.8%)
-400 basis points	(8.7%)	(12.1%)	(11.0%)	(16.0%)

The following tables present the change in our economic value of equity, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	December 31, 2025	December 31, 2024
+400 basis points	8.4%	9.3%
+300 basis points	6.6%	7.3%
+200 basis points	4.6%	5.2%
+100 basis points	2.1%	2.6%
Flat rates	0.0%	0.0%
-100 basis points	(2.5%)	(5.6%)
-200 basis points	(5.3%)	(11.5%)
-300basis points	(8.5%)	(17.7%)
-400 basis points	(11.7%)	(24.2%)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of Triumph Financial, Inc.
Dallas, Texas
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Triumph Financial, Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of Greenscreens AI, Inc. acquired during 2025, which is described in Note 2 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Allowance for Credit Losses (“ACL”) – Reasonable and Supportable Forecasts
The ACL (as described in Note 1 and presented in Note 4) is an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. As of December 31, 2025, the ACL of $36.5 million attributable to loans held for investment consists of 1) an allowance of $4.3 million on collateral dependent loans and 2) an allowance of $32.2 million on loans collectively evaluated (“pool basis”) for impairment.
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
Dallas, Texas
February 11, 2026

TRIUMPH FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2025 and 2024
(Dollar amounts in thousands)

	December 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$67,535	$73,836
Interest-bearing deposits with other banks	180,936	256,281
Total cash and cash equivalents	248,471	330,117
Securities - equity investments	4,588	4,445
Securities - available for sale	364,277	381,561
Securities - held to maturity, net of allowance for credit losses of $1,628 and $3,491, respectively, fair value $1,878 and $2,514, respectively	1,550	1,876
Loans held for sale	459	1,172
Loans, net of allowance for credit losses of $36,511 and $40,714, respectively	4,954,796	4,506,246
Federal Home Loan Bank and other restricted stock, at cost	14,253	14,054
Premises and equipment, net	91,071	160,737
Capitalized software, net	46,370	37,971
Goodwill	355,296	241,949
Intangible assets, net	47,888	16,259
Bank-owned life insurance	64,887	62,690
Deferred tax asset, net	181	13,581
Other assets	186,501	176,317
Total assets	$6,380,588	$5,948,975
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$1,901,638	$1,964,457
Interest-bearing	3,048,578	2,856,363
Total deposits	4,950,216	4,820,820
Federal Home Loan Bank advances	280,000	30,000
Subordinated notes	69,879	69,662
Junior subordinated debentures	42,991	42,352
Other liabilities	95,731	95,222
Total liabilities	5,438,817	5,058,056
Commitments and contingencies - See Notes 13 and 14
Stockholders' equity - See Note 18
Preferred stock	45,000	45,000
Common stock, 23,765,385 and 23,391,411 shares outstanding, respectively	295	291
Additional paid-in-capital	597,466	567,884
Treasury stock, at cost	(270,619)	(268,356)
Retained earnings	571,368	549,215
Accumulated other comprehensive income	(1,739)	(3,115)
Total stockholders’ equity	941,771	890,919
Total liabilities and stockholders' equity	$6,380,588	$5,948,975
See accompanying notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2025, 2024 and 2023
(Dollar amounts in thousands, except per share amounts)

	2025	2024	2023
Interest and dividend income:
Loans, including fees	$220,045	$213,831	$228,428
Factored receivables, including fees	172,917	159,886	160,607
Securities	21,601	23,556	19,795
FHLB and other stock	1,687	998	1,030
Cash deposits	14,217	24,244	12,561
Total interest and dividend income	430,467	422,515	422,421
Interest expense:
Deposits	64,073	56,235	34,318
Subordinated notes	2,666	4,700	5,253
Junior subordinated debentures	4,085	4,647	4,449
Other borrowings	9,055	6,477	10,322
Total interest expense	79,879	72,059	54,342
Net interest income	350,588	350,456	368,079
Credit loss expense (benefit)	3,148	18,767	12,203
Net interest income after credit loss expense	347,440	331,689	355,876
Noninterest income:
Service charges on deposits	6,668	7,084	7,001
Card income	7,622	8,036	8,181
Net gains (losses) on sale or call of securities	—	(1)	102
Net gains (losses) on sale of loans	514	178	119
Net gains (losses) on disposal of premises and equipment	14,890	28	49
Fee income	49,652	35,377	30,245
Insurance commissions	3,517	5,883	5,028
Other	5,549	8,829	(552)
Total noninterest income	88,412	65,414	50,173
Noninterest expense:
Salaries and employee benefits	233,878	219,580	210,607
Occupancy, furniture and equipment	31,874	33,014	28,885
FDIC insurance and other regulatory assessments	4,426	2,717	2,624
Professional fees	15,258	17,839	13,177
Amortization of intangible assets	11,582	11,992	11,454
Advertising and promotion	7,200	6,183	6,740
Communications and technology	49,765	50,922	45,679
Software amortization	10,806	5,846	4,453
Travel and entertainment	5,301	5,428	6,106
Other	32,771	23,114	23,509
Total noninterest expense	402,861	376,635	353,234
Net income before income tax expense	32,991	20,468	52,815
Income tax expense	7,632	4,378	11,734
Net income	25,359	16,090	41,081
Dividends on preferred stock	(3,206)	(3,206)	(3,206)
Net income available to common stockholders	$22,153	$12,884	$37,875
Earnings per common share
Basic	$0.94	$0.55	$1.63
Diluted	$0.93	$0.54	$1.61
See accompanying notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2025, 2024 and 2023
(Dollar amounts in thousands, except per share amounts)

	2025	2024	2023
Net income	$25,359	$16,090	$41,081
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	1,790	(239)	5,208
Tax effect	(414)	49	(1,155)
Unrealized holding gains (losses) arising during the period, net of taxes	1,376	(190)	4,053
Reclassification of amount realized through sale or call of securities	—	1	(102)
Tax effect	—	—	23
Reclassification of amount realized through sale or call of securities, net of taxes	—	1	(79)
Change in unrealized gains (losses) on securities, net of tax	1,376	(189)	3,974
Total other comprehensive income (loss)	1,376	(189)	3,974
Comprehensive income	$26,735	$15,901	$45,055
See accompanying notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2025, 2024 and 2023
(Dollar amounts in thousands, except per share amounts)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost	Retained Earnings
Balance, January 1, 2023	$45,000	24,053,585	$283	$534,790	4,268,131	$(182,658)	$498,456	$(6,900)	$888,971
Issuance of restricted stock awards	—	13,374	—	—	—	—	—	—	—
Vesting of restricted stock and performance stock units	—	600,620	7	(7)	—	—	—	—	—
Stock based compensation	—	—	—	13,228	—	—	—	—	13,228
Forfeiture of restricted stock awards	—	(13,306)	—	757	13,306	(757)	—	—	—
Stock option exercises, net	—	12,636	—	144	—	—	—	—	144
Issuance of common stock pursuant to the employee stock purchase plan	—	37,909	—	1,831	—	—	—	—	1,831
Purchase of treasury stock, net	—	(1,402,404)	—	—	1,402,404	(81,623)	—	—	(81,623)
Preferred stock dividends	—	—	—	—	—	—	(3,206)	—	(3,206)
Net income	—	—	—	—	—	—	41,081	—	41,081
Other comprehensive income (loss)	—	—	—	—	—	—	—	3,974	3,974
Balance, December 31, 2023	$45,000	23,302,414	$290	$550,743	5,683,841	$(265,038)	$536,331	$(2,926)	$864,400
Vesting of restricted stock and performance stock units	—	78,610	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	14,519	—	—	—	—	14,519
Forfeiture of restricted stock awards	—	(337)	—	26	337	(26)	—	—	—
Stock option exercises, net	—	19,699	—	413	—	—	—	—	413
Issuance of common stock pursuant to the employee stock purchase plan	—	36,649	—	2,184	—	—	—	—	2,184
Purchase of treasury stock, net	—	(45,624)	—	—	45,624	(3,292)	—	—	(3,292)
Preferred stock dividends	—	—	—	—	—	—	(3,206)	—	(3,206)
Net income	—	—	—	—	—	—	16,090	—	16,090
Other comprehensive income (loss)	—	—	—	—	—	—	—	(189)	(189)
Balance, December 31, 2024	$45,000	23,391,411	$291	$567,884	5,729,802	$(268,356)	$549,215	$(3,115)	$890,919
Issuance of common stock, net of issuance costs	—	256,984	3	12,729	—	—	—	—	12,732
Vesting of restricted stock and performance stock units	—	104,930	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	14,013	—	—	—	—	14,013
Forfeiture of restricted stock awards	—	(575)	—	36	575	(36)	—	—	—
Stock option exercises, net	—	8,651	—	320	—	—	—	—	320
Issuance of common stock pursuant to the employee stock purchase plan	—	44,048	—	2,485	—	—	—	—	2,485
Purchase of treasury stock, net	—	(40,064)	—	—	40,064	(2,227)	—	—	(2,227)
Preferred stock dividends	—	—	—	—	—	—	(3,206)	—	(3,206)
Net income	—	—	—	—	—	—	25,359	—	25,359
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,376	1,376
Balance, December 31, 2025	$45,000	23,765,385	$295	$597,466	5,770,441	$(270,619)	$571,368	$(1,739)	$941,771
See accompanying notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2025, 2024 and 2023
(Dollar amounts in thousands, except per share amounts)

	2025	2024	2023
Cash flows from operating activities:
Net income	$25,359	$16,090	$41,081
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	14,873	15,510	13,801
Net accretion on loans	(2,885)	(2,764)	(5,242)
Amortization of subordinated notes issuance costs	217	484	878
Amortization of junior subordinated debentures	639	612	582
Net (accretion) amortization on securities	(454)	(763)	(844)
Amortization of intangible assets	11,582	11,992	11,454
Software amortization	10,806	5,846	4,453
Deferred taxes, net	6,291	(4,784)	6,539
Credit loss expense (benefit)	3,148	18,767	12,203
Stock based compensation	14,013	14,519	13,228
Net (gains) losses on sale or call of debt securities	—	1	(102)
Net (gains) losses on equity securities	980	(491)	(80)
Net OREO (gains) losses and valuation adjustments	(304)	66	—
Net (gains) losses on disposal of premises and equipment	(14,890)	(28)	(49)
Origination of loans held for sale	(16,356)	(8,375)	(5,273)
Proceeds from sale of loans originated or purchased for sale	17,365	7,633	4,134
Net (gains) losses on sale of loans	(514)	(178)	(119)
Net change in operating leases	(491)	110	(278)
Change in estimated fair value of revenue share asset	9	(1,309)	1,743
(Increase) decrease in other assets	(6,330)	(12,578)	(34,450)
Increase (decrease) in other liabilities	4,007	(1,817)	(3,645)
Net cash provided by (used in) operating activities	67,065	58,543	60,014
Cash flows from investing activities:
Purchases of securities available for sale	(105,000)	(204,791)	(72,041)
Proceeds from sales of securities available for sale	—	—	15,996
Proceeds from maturities, calls, and pay downs of securities available for sale	124,348	123,270	28,780
Proceeds from maturities, calls, and pay downs of securities held to maturity	229	978	529
Proceeds from sales of equity securities	94	700	783
Purchases of loans held for investment	(34,162)	(37,197)	(18,842)
Proceeds from sale of loans	23,893	23,578	59,196
Net change in loans	(450,588)	(380,222)	(92,109)
Purchases of premises and equipment	(16,446)	(62,803)	(23,870)
Proceeds from sales of premises and equipment	86,756	41	—
Expenditures for capitalized software	(19,205)	(21,452)	(16,863)
Net proceeds from sale of OREO	2,299	592	—
(Purchases) redemptions of FHLB and other restricted stock, net	(199)	224	(8,026)
Purchase of Bank Owned Life Insurance	—	(20,000)	—
Acquired intangible assets	(124)	(2,920)	(3,042)
Net cash paid for acquisitions	(137,374)	(10,000)	—

	2025	2024	2023
Net cash provided by (used in) investing activities	(525,479)	(590,002)	(129,509)
Cash flows from financing activities:
Net increase (decrease) in deposits	129,396	843,342	(193,858)
Increase (decrease) in customer repurchase agreements	—	—	(340)
Increase (decrease) in Federal Home Loan Bank advances	250,000	(225,000)	225,000
Repayment of other borrowings	—	(39,500)	—
Preferred stock dividends	(3,206)	(3,206)	(3,206)
Stock option exercises, net	320	413	144
Proceeds from employee stock purchase plan common stock issuance	2,485	2,184	1,831
Purchase of treasury stock, net	(2,227)	(3,292)	(81,623)
Net cash provided by (used in) financing activities	376,768	574,941	(52,052)
Net increase (decrease) in cash and cash equivalents	(81,646)	43,482	(121,547)
Cash and cash equivalents at beginning of period	330,117	286,635	408,182
Cash and cash equivalents at end of period	$248,471	$330,117	$286,635

	2025	2024	2023
Supplemental cash flow information:
Interest paid	$73,900	$68,627	$48,283
Income taxes paid, net - See Note 12	$(46)	$1	$14,141
Cash paid for operating lease liabilities	$5,963	$5,339	$5,573
Supplemental noncash disclosures:
Loans transferred to OREO	$12,180	$621	$37
Loans held for investment transferred to loans held for sale	$23,925	$22,787	$53,590
Lease liabilities arising from obtaining right-of-use assets	$1,700	$2,477	$3,507
Securities available for sale purchased, not settled	$—	$—	$11,998
Stock issued as consideration paid for acquisitions	$12,732	$—	$—

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
The accounting and reporting policies of the Company and its subsidiaries conform to GAAP and general practice within the banking industry. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The Company uses the accrual basis of accounting for financial reporting purposes. Certain amounts in the financial statements for prior years have been reclassified to conform to the current financial statement presentation. Reclassifications had no effect on prior year net income or stockholders' equity.
The Company evaluated subsequent events for potential recognition through the date the consolidated financial statements were issued.
Use of Estimates
To prepare financial statements in conformity with GAAP management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.
Cash and Cash Equivalents
For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, other short-term investments and federal funds sold. All highly liquid investments with an initial maturity of less than 90 days are considered to be cash equivalents. Certain items, including loan and deposit transactions and FHLB advances and repayments, are presented net in the statement of cash flows.

Table of Content
TRIUMPH FINANCIAL, INC.
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
The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest in other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2025, 2024 and 2023.
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
Allowance for Credit Losses – Held to Maturity Securities
The allowance for credit losses on held to maturity securities is estimated on a collective basis by major security type. At December 31, 2025 and 2024, the Company’s held to maturity securities consisted of investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
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

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, commitments to purchase broadly syndicated loans, and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded on the balance sheet when they are funded.
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
Premises and Equipment
Land is carried at cost. Depreciable assets are stated at cost less accumulated depreciation. Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Buildings and related components are generally depreciated using the straight-line method with useful lives ranging from five to forty years. Automobiles are depreciated using the straight-line method with five year useful lives, and the aircraft was depreciated using an accelerated method with a twenty year useful life. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from three to ten years.
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
The Company’s leases are not complex; therefore there were no significant assumptions or judgments made as part of the determination of whether the contracts contained a lease, the allocation of consideration in the contracts between lease and non-lease components, and the determination of the discount rates for the leases.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreclosed Assets
Assets acquired through loan foreclosure are initially recorded at fair value less costs to sell, establishing a new cost basis. Any write-down in the carrying value of a property at the time of acquisition is charged-off to the allowance for loan and lease losses. After foreclosure, foreclosed assets are carried at the lower of the recorded investment in the asset or the fair value less costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. Foreclosed assets are included in other assets on the Company’s consolidated balance sheets.
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
The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform the test for goodwill impairment (the qualitative method). If management elects not to use the qualitative method or if it determines, based on the qualitative method, that the fair value is more likely than not less than the carrying amount, the Company compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the Company will record an impairment charge based on that difference. Our annual goodwill impairment tests did not identify any goodwill impairment for the years ended December 31, 2025, 2024 and 2023.
Identifiable Intangible Assets
Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Company's intangible assets primarily relate to customer relationships and software. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value with a charge to amortization of intangible assets. Intangible assets with indefinite lives are not significant.
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

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivative Financial Instruments
The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. The Company did not have any derivatives at December 31, 2025 and 2024. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Unrealized gains or losses are reported as other comprehensive income or loss.
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
The Company has elected to account for taxes related to Global Intangible Low-Taxed Income (“GILTI”) as a period cost in the period incurred.
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
In the ordinary course of business, the Company generally does not sell or transfer non-impaired loans and deposits. As such, the disclosures that present the December 31, 2025 and 2024 estimated fair value for non-impaired loans and deposits are judgmental and may not represent amounts to be received if the Company were to sell or transfer such items.
Revenue from Contracts with Customers
See Note 22 – Revenue Recognition for information related to the Company's revenue recognition.

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
The Payments segment includes the operations of TBK Bank's presentment, audit, and payment solution to Shipper, Broker, and Factor clients in the trucking industry. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of (i) invoices where we offer a carrier a quickpay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us, (ii) offering freight brokers the ability to settle their invoices with us on an extended term following our payment to their carriers as an additional liquidity option for such freight brokers, and (iii) factoring transactions where we purchase receivables payable to such freight brokers from their shipper clients.
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
For further discussion of management's operating segments and allocation methodology, see Note 23 – Business Segment Information.
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
TRIUMPH FINANCIAL, INC.
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
Adoption of New Accounting Standards
In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 Requires public entities to disclose significant segment expenses, an amount and description for other segment items, the title and position of the entity’s chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measures of profit or loss to assess segment performance, and, on an interim basis, certain segment related disclosures that previously were required only on an annual basis. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements and that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 effective December 31, 2024. Adoption of ASU 2023-07 did not have a material impact on the Company's consolidated financial statements. See Note 23 – Business Segment Information for new disclosures required by ASU 2023-07.
In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for the Company for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted ASU 2023-09 on a prospective basis effective December 31, 2025. Adoption of ASU 2023-09 did not have a material impact on the Company's consolidated financial statements. See Note 12 – Income Taxes for new disclosures required by ASU 2023-09.
Newly Issued, But Not Yet Effective Accounting Standards
In November 2024, the FASB issued Accounting Standards Update 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"). ASU 2024-03 requires public entities to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. ASU 2024-03 is effective for the Company for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will update its expense disclosures upon adoption to the extent required by ASU 2024-03.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In July 2025, the FASB issued Accounting Standards Update 2025-05, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). ASU 2025-05 provides the option to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. ASU 2025-05 is effective for the Company for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years. The Company does not expect adoption of ASU 2025-05 to have a material impact on its consolidated financial statements.
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
In November 2025, the FASB issued Accounting Standards Update 2025-08, “Financial Instruments - Credit Losses (Topic 326), Purchased Loans" ("ASU 2025-08"). ASU 2025-08 expands the use of the gross-up approach in Accounting Standards Codification 326, "Credit Losses", to all purchased seasoned loans. ASU 2025-08 is effective for the Company for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of ASU 2025-08 on its consolidated financial statements.
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

The USPS Settlement had an $11.5 million positive impact on pretax net income for the year ended December 31, 2025 made up of the prior period impacts of the interest and fees, legal expense recovery, and the recovery of the previously charged-off acquired over-formula advances. The $19.4 million Misdirected Payments Receivable balance was legally discharged upon receipt of the settlement proceeds on July 10, 2025.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the year ended December 31, 2025, the Company recognized $3,202,000 of expense related to the reduction in force, which consisted primarily of one-time termination charges arising from severance obligations and other customary employee benefit payments made in connection with a reduction in force. These costs were included in salaries and benefits expense in the consolidated statements of income and for segment reporting, $522,000 of the expense was recognized by the Banking segment, $1,127,000 was recognized by the Factoring segment, $513,000 was recognized by the Payments segment, $210,000 was recognized by the Intelligence segment, and $830,000 was allocated to the corporate and other category. The Company also recognized $1,250,000 of expense during the year ended December 31, 2025 related to the cost saving initiatives, which consisted primarily of one-time contract amendment fees. These costs were included in professional fees in the consolidated statements of income and were allocated to the corporate and other category for segment reporting.
All of the restructuring costs were incurred and paid during the year ended December 31, 2025.
NOTE 2 — ACQUISITIONS AND DIVESTITURES
Greenscreens.ai
On May 8, 2025, the Company, through its wholly-owned subsidiary TBK Bank, SSB, acquired Greenscreens AI, Inc. ("Greenscreens"), a pricing solution for the logistics industry that delivers short-term freight market pricing intelligence and business insights.
A summary of the estimated fair values of assets acquired, consideration transferred, and the resulting goodwill is as follows:

(Dollars in thousands)	Initial Values	Measurement Period Adjustments	Adjusted Values
Assets acquired:
Cash and cash equivalents	$1,601	$—	$1,601
Accounts receivable and other	935	—	935
Intangible assets - customer relationship	36,380	(900)	35,480
Intangible assets - software	8,340	(20)	8,320
	47,256	(920)	46,336
Liabilities assumed:
Accounts payable and other	1,104	151	1,255
Deferred tax liabilities, net	6,251	470	6,721
	7,355	621	7,976
Fair value of net assets acquired	$39,901	$(1,541)	$38,360
Consideration:
Cash paid	$139,118	$(143)	$138,975
Stock consideration	12,732	—	12,732
Total consideration	$151,850	$(143)	$151,707
Goodwill	$111,949	$1,398	$113,347
Consideration paid for the acquisition totaled $151,707,000, including $138,975,000 in cash and 256,984 shares of the Company's common stock valued at $12,732,000.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has recognized goodwill of $113,347,000, which included measurement period adjustments related to customary settlement adjustments, intangible asset valuation adjustments, and the finalization of the Greenscreens stub period tax return and its impact on the acquired deferred tax liability. Goodwill was calculated as the excess of the fair value of consideration exchanged as compared to the fair value of identifiable net assets acquired. The goodwill in this acquisition resulted from expected synergies between our Factoring, Payments, and Intelligence segments, as well as progress towards the development of data products to be offered to the freight brokerage community; therefore goodwill of $16,293,000 was allocated to the Company's Factoring segment, $15,601,000 was allocated to the Company's Payments segment, and $81,453,000 was allocated to the Company’s Intelligence segment. The goodwill will not be deducted for tax purposes. The initial accounting for the acquisition has not been completed because the fair values of the consideration paid, the assets acquired, and the liabilities assumed have not yet been finalized.
The intangible assets recognized include a customer relationship intangible asset with an acquisition date fair value of $35,480,000 which will be amortized utilizing an accelerated method over its twelve year estimated useful life and a capitalized software intangible asset with an acquisition date fair value of $8,320,000 which will be amortized on a straight-line basis over its five year estimated useful life. A customer relationship intangible asset of $20,860,000 was allocated to the Company's Intelligence segment and a customer relationship intangible asset of $14,620,000 was allocated to the Company's Payments segment. The entire software intangible asset was allocated to the Company's Intelligence segment.
Revenue and earnings of Greenscreens since the acquisition date have not been disclosed as the acquired company was merged into the Company and separate financial information is not readily available.
Expenses related to the acquisition totaling $3,976,000 were recorded in professional fees in the consolidated statements of income during the year ended December 31, 2025.
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

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Expenses related to the acquisition totaling $324,000 were recorded in professional fees in the consolidated statements of income during the year ended December 31, 2024.
NOTE 3 — SECURITIES
Equity Securities with Readily Determinable Fair Values
The Company held equity securities with fair values of $4,588,000 and $4,445,000 at December 31, 2025 and 2024, respectively. The gross realized and unrealized gains (losses) recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

(Dollars in thousands)	2025	2024	2023
Unrealized gains (losses) on equity securities still held at the reporting date	$143	$(43)	$62
Realized gains (losses) on equity securities sold during the period	—	—	18
	$143	$(43)	$80
Equity Securities Without Readily Determinable Fair Values
The following table summarizes the Company's investments in equity securities without readily determinable fair values:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Equity Securities without readily determinable fair value, at cost	$75,499	$71,807
Upward adjustments based on observable price changes, cumulative	10,163	10,163
Impairments and downward adjustments based on observable price changes, cumulative	$(1,212)	$—
Equity Securities without readily determinable fair value, carrying value	$84,450	$81,970
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
The gross realized and unrealized gains (losses) recognized on equity securities without readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Unrealized gains (losses) on equity securities still held at the reporting date	$(1,212)	$—	$—
Realized gains (losses) on equity securities sold during the period	89	534	—
	$(1,123)	$534	$—

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Trax Group, Inc.
On June 22, 2023, the Company made a minority investment in Trax Group, Inc. ("Trax"), a leader in transportation spend management solutions. The investment in Trax is accounted for as an equity investment without a readily determinable fair value measured under the measurement alternative and is included in other assets in the Company's consolidated balance sheets. The Company's investment in Trax totaled $9,700,000 at December 31, 2025 and 2024 and has been allocated to the Payments segment.
Warehouse Solutions Inc.
The Company has an 18% equity investment in Warehouse Solutions Inc. ("WSI"). The investment in WSI is accounted for as an equity investment without readily determinable fair value measured under the measurement alternative and is included in other assets in the Company's consolidated balance sheets. The Company's investment in WSI totaled $38,088,000 at December 31, 2025 and 2024 and has been allocated to the Payments segment.
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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2025
Available for sale securities:
Mortgage-backed securities, residential	$91,642	$462	$(3,604)	$—	$88,500
Asset-backed securities	812	—	(1)	—	811
State and municipal	2,638	—	(49)	—	2,589
CLO Securities	270,148	926	—	—	271,074
Corporate bonds	265	—	(2)	—	263
SBA pooled securities	1,079	10	(49)	—	1,040
Total available for sale securities	$366,584	$1,398	$(3,705)	$—	$364,277

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2025
Held to maturity securities:
CLO securities	$3,178	$—	$(1,300)	$1,878
Allowance for credit losses	(1,628)
Total held to maturity securities, net of ACL	$1,550

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2024
Available for sale securities:
Mortgage-backed securities, residential	$89,740	$89	$(5,644)	$—	$84,185
Asset-backed securities	907	—	(2)	—	905
State and municipal	3,154	—	(91)	—	3,063
CLO Securities	290,286	1,627	—	—	291,913
Corporate bonds	266	—	(4)	—	262
SBA pooled securities	1,305	9	(81)	—	1,233
Total available for sale securities	$385,658	$1,725	$(5,822)	$—	$381,561

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2024
Held to maturity securities:
CLO securities	$5,367	$—	$(2,853)	$2,514
Allowance for credit losses	(3,491)
Total held to maturity securities, net of ACL	$1,876
The amortized cost and estimated fair value of debt securities at December 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one year to five years	2,134	2,118	3,178	1,878
Due from five years to ten years	33,336	33,377	—	—
Due after ten years	237,581	238,431	—	—
	273,051	273,926	3,178	1,878
Mortgage-backed securities, residential	91,642	88,500	—	—
Asset-backed securities	812	811	—	—
SBA pooled securities	1,079	1,040	—	—
	$366,584	$364,277	$3,178	$1,878
Proceeds from sales of debt securities and the associated gross gains and losses are as follows:

(Dollars in thousands)	2025	2024	2023
Proceeds	$—	$—	$15,996
Gross gains	—	—	103
Gross losses	—	—	—
Net gains and losses from calls of securities	—	(1)	(1)
Debt securities with a carrying amount of approximately $28,896,000 and $25,818,000 at December 31, 2025 and 2024, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.
Accrued interest on available for sale securities totaled $3,387,000 and $4,755,000 at December 31, 2025 and 2024, respectively, and was included in other assets in the Consolidated Balance Sheets.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
Available for sale securities:
Mortgage-backed securities, residential	$14,533	$(85)	$30,284	$(3,519)	$44,817	$(3,604)
Asset-backed securities	811	(1)	—	—	811	(1)
State and municipal	505	—	1,544	(49)	2,049	(49)
CLO Securities	—	—	—	—	—	—
Corporate bonds	—	—	263	(2)	263	(2)
SBA pooled securities	—	—	747	(49)	747	(49)
Total available for sale securities	$15,849	$(86)	$32,838	$(3,619)	$48,687	$(3,705)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
Available for sale securities:
Mortgage-backed securities, residential	32,124	(641)	35,340	(5,003)	67,464	(5,644)
Asset-backed securities	—	—	905	(2)	905	(2)
State and municipal	355	(5)	2,356	(86)	2,711	(91)
CLO Securities	—	—	—	—	—	—
Corporate bonds	262	(4)	—	—	262	(4)
SBA pooled securities	—	—	876	(81)	876	(81)
Total available for sale securities	$32,741	$(650)	$39,477	$(5,172)	$72,218	$(5,822)
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
At December 31, 2025, the Company had 70 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2025, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Year Ended December 31,
Held to Maturity CLO Securities	2025	2024	2023
Allowance for credit losses:
Beginning balance	$3,491	$3,190	$2,444
Credit loss expense (benefit)	277	301	746
Charge-offs	(2,160)	—	—
Recoveries	20	—	—
Allowance for credit losses ending balance	$1,628	$3,491	$3,190
The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation funds. These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially. The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At December 31, 2025 and 2024, the Company’s held to maturity securities consisted of investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. As of December 31, 2025, $1,913,000 of the Company’s held to maturity securities were classified as nonaccrual.
NOTE 4 — LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Sale
The following table presents loans held for sale:

(Dollars in thousands)	December 31, 2025	December 31, 2024
1-4 family residential	$459	$1,167
Commercial	—	5
Total loans held for sale	$459	$1,172
Loans Held for Investment and Allowance for Credit Losses
The following table presents the amortized cost and unpaid principal for loans held for investment:

	December 31, 2025			December 31, 2024
(Dollars in thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial real estate	$730,435	$730,533	$(98)	$777,689	$777,980	$(291)
Construction, land development, land	224,214	224,414	(200)	203,804	204,268	(464)
1-4 family residential properties	193,508	192,322	1,186	154,020	153,711	309
Farmland	43,433	43,474	(41)	56,366	56,450	(84)
Commercial	1,163,664	1,173,373	(9,709)	1,119,245	1,120,551	(1,306)
Factored receivables	1,462,900	1,465,854	(2,954)	1,204,510	1,208,486	(3,976)
Consumer	16,819	16,833	(14)	8,000	8,005	(5)
Mortgage warehouse	1,156,334	1,156,334	—	1,023,326	1,023,326	—
Total	4,991,307	$5,003,137	$(11,830)	4,546,960	$4,552,777	$(5,817)
Allowance for credit losses	(36,511)			(40,714)
	$4,954,796			$4,506,246

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The difference between the amortized cost and unpaid principal balance is due to (1) premiums and discounts associated with acquired loans totaling $9,300,000 and $2,689,000 at December 31, 2025 and 2024, respectively, and (2) net deferred origination and factoring fees totaling $2,530,000 and $3,128,000 at December 31, 2025 and 2024, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $42,478,000 and $36,838,000 at December 31, 2025 and 2024, respectively, and was included in other assets in the Consolidated Balance Sheets.
During the year ended December 31, 2025, the Company acquired a $23,411,000 nonperforming commercial loan for $3,284,000. The loan was purchased credit deteriorated ("PCD") and therefore, a $10,780,000 ACL was established on Day 1 resulting in a discount of $9,348,000. In the first half of the year, the Company determined that the $10,780,000 ACL was uncollectible and charged off the entire amount. Such charge-off had no impact on credit loss expense as the initial reserve was recorded through purchase accounting. During the fourth quarter of the year, the Company was able to repossess, and in some instances liquidate, a substantial amount of the loan's collateral leading to a recovery and benefit to credit loss expense of $9,460,000. The net charge-off amount related to the acquired PCD loan was $1,320,000 for the year ended December 31, 2025.
As of December 31, 2025, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (20%), Illinois (10%), Colorado (10%), and Iowa (4%), make up 44% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2024, the states of Texas (22%), Colorado (10%), Illinois (12%), and Iowa (4%) made up 48% of the Company’s gross loans, excluding factored receivables.
A majority (97%) of the Company’s factored receivables, representing approximately 29% of the total loan portfolio as of December 31, 2025, are transportation receivables. At December 31, 2024, 97% of our factored receivables, representing approximately 26% of our total loan portfolio, were transportation receivables.
At December 31, 2025 and 2024, the Company had $338,496,000 and $267,891,000, respectively, of customer reserves associated with factored receivables which are held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer and are periodically released to or withdrawn by customers. Customer reserves are reported as deposits in the consolidated balance sheets.
As of December 31, 2024, the Company carried a separate receivable (the “Misdirected Payments Receivable”) payable by the United States Postal Service (“USPS”) arising from accounts factored to a large carrier. The balance of such Misdirected Payments Receivable, net of customer reserves, was $0 and $19,361,000 at December 31, 2025 and December 31, 2024, respectively and is reflected in factored receivables. Refer to Note 1 for further discussion.
Loans with carrying amounts of $1,725,914,000 and $1,744,145,000 at December 31, 2025 and 2024, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and Federal Reserve Bank discount window borrowing capacity.
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

(Dollars in thousands)	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Initial ACL on Loans Purchased with Credit Deterioration	Ending Balance
Year ended December 31, 2025
Commercial real estate	$3,825	$1,020	$(203)	$71	$—	$4,713
Construction, land development, land	2,873	300	(250)	47	—	2,970
1-4 family residential properties	1,404	584	(104)	43	—	1,927
Farmland	386	(88)	—	—	—	298
Commercial	21,419	(2,015)	(25,146)	9,909	10,780	14,947
Factored receivables	9,600	2,611	(6,637)	4,495	—	10,069
Consumer	185	682	(585)	147	—	429
Mortgage warehouse	1,022	136	—	—	—	1,158
	$40,714	$3,230	$(32,925)	$14,712	$10,780	$36,511

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Initial ACL on Loans Purchased with Credit Deterioration	Ending Balance
Year ended December 31, 2024
Commercial real estate	$6,030	$(1,749)	$(831)	$375	$—	$3,825
Construction, land development, land	965	1,907	—	1	—	2,873
1-4 family residential properties	927	544	(72)	5	—	1,404
Farmland	442	(56)	—	—	—	386
Commercial	14,060	13,443	(6,218)	134	—	21,419
Factored receivables	11,896	3,812	(7,186)	1,078	—	9,600
Consumer	171	408	(483)	89	—	185
Mortgage warehouse	728	294	—	—	—	1,022
	$35,219	$18,603	$(14,790)	$1,682	$—	$40,714

(Dollars in thousands)	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Initial ACL on Loans Purchased with Credit Deterioration	Ending Balance
Year ended December 31, 2023
Commercial real estate	$4,459	$1,593	$(108)	$86	$—	$6,030
Construction, land development, land	1,155	(195)	—	5	—	965
1-4 family residential properties	838	82	(5)	12	—	927
Farmland	483	(41)	—	—	—	442
Commercial	15,918	7,712	(9,804)	234	—	14,060
Factored receivables	19,121	2,961	(10,997)	811	—	11,896
Consumer	175	44	(563)	515	—	171
Mortgage warehouse	658	70	—	—	—	728
	$42,807	$12,226	$(21,477)	$1,663	$—	$35,219
The decrease in required ACL during the year ended December 31, 2025 is a function of net charge-offs of $18,213,000 and credit loss expense of $3,230,000. Included in charge-offs for the year ended December 31, 2025 was the $10,780,000 day-one purchased credit deteriorated ACL that was deemed uncollectible and charged off with no impact to credit loss expense.
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

For all DCF models at December 31, 2025, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At December 31, 2025 as compared to December 31, 2024, the Company forecasted a modest increase in national unemployment and modest degradation in one-year percentage change in national retail sales, one-year percentage change in national home price index, and one-year percentage change in national gross domestic product. At December 31, 2025 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected small increases in the first two projected quarters followed by a decline to negative levels

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
over the last two projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected a breakeven level in the first projected quarter followed by a steep drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected very low growth for the first two projected quarters with low levels of contraction for the final two projected quarters. At December 31, 2025, the Company used its historical prepayment speeds with minimal adjustment.

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
For the year ended December 31, 2025, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $706,000, and changes in the loan volume and mix of our portfolio during the period increased the required ACL by $3,569,000. Specific reserves decreased by $8,477,000. Net charge-offs during the period were $18,213,000.
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
December 31, 2025
Commercial real estate	$25,162	$—	$—	$—	$25,162	$—
Construction, land development, land	—	—	—	—	—	—
1-4 family residential	1,827	—	—	—	1,827	—
Farmland	1,177	—	55	138	1,370	—
Commercial	173	—	40,647	4,627	45,447	1,708
Factored receivables	—	4,650	—	—	4,650	2,578
Consumer	—	—	—	12	12	—
Mortgage warehouse	—	—	—	—	—	—
Total	$28,339	$4,650	$40,702	$4,777	$78,468	$4,286
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
Past Due and Nonaccrual Loans
The following tables present an aging of contractually past due loans:

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More Still Accruing
December 31, 2025
Commercial real estate	$40,346	$688	$6,851	$47,885	$682,550	$730,435	$—
Construction, land development, land	—	—	—	—	224,214	224,214	—
1-4 family residential properties	370	1,138	1,489	2,997	190,511	193,508	—
Farmland	218	—	—	218	43,215	43,433	—
Commercial	31,105	6,798	13,299	51,202	1,112,462	1,163,664	1,178
Factored receivables	25,876	6,334	1,347	33,557	1,429,343	1,462,900	1,347
Consumer	14	9	—	23	16,796	16,819	—
Mortgage warehouse	—	—	—	—	1,156,334	1,156,334	—
	$97,929	$14,967	$22,986	$135,882	$4,855,425	$4,991,307	$2,525

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More Still Accruing
December 31, 2024
Commercial real estate	$840	$3,404	$10,363	$14,607	$763,082	$777,689	$—
Construction, land development, land	—	2,410	—	2,410	201,394	203,804	—
1-4 family residential properties	1,188	631	229	2,048	151,972	154,020	—
Farmland	601	140	150	891	55,475	56,366	—
Commercial	7,525	16,150	51,437	75,112	1,044,133	1,119,245	—
Factored receivables	24,828	4,193	24,718	53,739	1,150,771	1,204,510	24,718
Consumer	33	11	—	44	7,956	8,000	—
Mortgage warehouse	—	—	—	—	1,023,326	1,023,326	—
	$35,015	$26,939	$86,897	$148,851	$4,398,109	$4,546,960	$24,718
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

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Total Nonaccrual	Nonaccrual With No ACL	Total Nonaccrual	Nonaccrual With No ACL
Commercial real estate	$8,502	$8,502	$11,254	$10,481
Construction, land development, land	—	—	2,410	2,410
1-4 family residential	1,790	1,790	810	763
Farmland	458	458	1,996	1,996
Commercial	45,446	38,224	73,437	45,405
Factored receivables	—	—	—	—
Consumer	12	12	116	116
Mortgage warehouse	—	—	—	—
	$56,208	$48,986	$90,023	$61,171
The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Commercial real estate	$76	$—	$17
Construction, land development, land	—	2	—
1-4 family residential	10	5	8
Farmland	13	13	57
Commercial	20	194	105
Factored receivables	—	—	—
Consumer	—	—	4
Mortgage warehouse	—	—	—
	$119	$214	$191
There was no interest earned on nonaccrual loans during the years ended December 31, 2025, 2024, and 2023.
The following table presents information regarding nonperforming loans:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Nonaccrual loans	$56,208	$90,023
Factored receivables greater than 90 days past due	1,347	23,289
	$57,555	$113,312
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
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. As of December 31, 2025 and 2024, based on the most recent analysis performed, the risk category of loans is as follows:

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2025	2025	2024	2023	2022	2021	Prior
Commercial real estate
Pass	$194,679	$167,423	$57,294	$32,510	$66,763	$96,283	$2,639	$841	$618,432
Classified	—	—	83,865	2,696	1,301	23,453	688	—	112,003
Total commercial real estate	$194,679	$167,423	$141,159	$35,206	$68,064	$119,736	$3,327	$841	$730,435
YTD gross charge-offs	$—	$—	$116	$—	$—	$87	$—	$—	$203

Construction, land development, land
Pass	$14,821	$87,037	$120,397	$843	$769	$347	$—	$—	$224,214
Classified	—	—	—	—	—	—	—	—	—
Total construction, land development, land	$14,821	$87,037	$120,397	$843	$769	$347	$—	$—	$224,214
YTD gross charge-offs	$—	$—	$—	$—	$—	$250	$—	$—	$250

1-4 family residential
Pass	$54,257	$41,135	$15,614	$11,408	$14,114	$18,889	$31,545	$2,286	$189,248
Classified	365	9	899	82	1,120	1,734	51	—	4,260
Total 1-4 family residential	$54,622	$41,144	$16,513	$11,490	$15,234	$20,623	$31,596	$2,286	$193,508
YTD gross charge-offs	$—	$—	$—	$—	$—	$104	$—	$—	$104

Farmland
Pass	$9,001	$9,827	$4,068	$3,613	$2,330	$12,939	$458	$358	$42,594
Classified	—	—	—	—	—	839	—	—	839
Total farmland	$9,001	$9,827	$4,068	$3,613	$2,330	$13,778	$458	$358	$43,433
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$335,153	$225,023	$82,460	$32,954	$7,901	$13,026	$417,434	$2,153	$1,116,104
Classified	4,409	1,524	10,608	5,478	956	928	23,657	—	47,560
Total commercial	$339,562	$226,547	$93,068	$38,432	$8,857	$13,954	$441,091	$2,153	$1,163,664
YTD gross charge-offs	$—	$4,924	$7,950	$1,180	$276	$10,816	$—	$—	$25,146

Factored receivables
Pass	$1,458,558	$—	$—	$—	$—	$—	$—	$—	$1,458,558
Classified	4,342	—	—	—	—	—	—	—	4,342
Total factored receivables	$1,462,900	$—	$—	$—	$—	$—	$—	$—	$1,462,900
YTD gross charge-offs	$5,229	$1,408	$—	$—	$—	$—	$—	$—	$6,637

Consumer
Pass	$9,851	$1,162	$778	$226	$167	$314	$4,309	$—	$16,807
Classified	—	—	—	—	—	12	—	—	12
Total consumer	$9,851	$1,162	$778	$226	$167	$326	$4,309	$—	$16,819
YTD gross charge-offs	$467	$81	$13	$6	$—	$18	$—	$—	$585

Mortgage warehouse
Pass	$1,156,334	$—	$—	$—	$—	$—	$—	$—	$1,156,334
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$1,156,334	$—	$—	$—	$—	$—	$—	$—	$1,156,334
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$3,232,654	$531,607	$280,611	$81,554	$92,044	$141,798	$456,385	$5,638	$4,822,291
Classified	9,116	1,533	95,372	8,256	3,377	26,966	24,396	—	169,016
Total loans	$3,241,770	$533,140	$375,983	$89,810	$95,421	$168,764	$480,781	$5,638	$4,991,307
YTD gross charge-offs	$5,696	$6,413	$8,079	$1,186	$276	$11,275	$—	$—	$32,925

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2024	2024	2023	2022	2021	2020	Prior
Commercial real estate
Pass	$212,265	$77,836	$48,149	$79,860	$90,460	$28,579	$87,634	$125	$624,908
Classified	6,283	116,794	—	9,591	659	19,454	—	—	152,781
Total commercial real estate	$218,548	$194,630	$48,149	$89,451	$91,119	$48,033	$87,634	$125	$777,689
YTD gross charge-offs	$—	$—	$352	$425	$54	$—	$—	$—	$831

Construction, land development, land
Pass	$126,504	$67,977	$850	$950	$257	$178	$4,678	$—	$201,394
Classified	—	—	—	—	—	2,410	—	—	2,410
Total construction, land development, land	$126,504	$67,977	$850	$950	$257	$2,588	$4,678	$—	$203,804
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential
Pass	$45,087	$19,836	$13,458	$17,192	$6,326	$18,287	$32,144	$302	$152,632
Classified	113	626	100	204	—	254	91	—	1,388
Total 1-4 family residential	$45,200	$20,462	$13,558	$17,396	$6,326	$18,541	$32,235	$302	$154,020
YTD gross charge-offs	$—	$—	$—	$—	$—	$72	$—	$—	$72

Farmland
Pass	$14,914	$6,077	$8,726	$4,334	$6,472	$12,866	$898	$73	$54,360
Classified	68	53	1,503	—	11	371	—	—	2,006
Total farmland	$14,982	$6,130	$10,229	$4,334	$6,483	$13,237	$898	$73	$56,366
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$325,712	$125,419	$81,599	$28,177	$8,249	$8,686	$442,362	$221	$1,020,425
Classified	6,659	56,378	12,365	6,275	6,680	3	10,460	—	98,820
Total commercial	$332,371	$181,797	$93,964	$34,452	$14,929	$8,689	$452,822	$221	$1,119,245
YTD gross charge-offs	$934	$1,540	$2,209	$452	$579	$153	$351	$—	$6,218

Factored receivables
Pass	$1,170,308	$—	$—	$—	$1,429	$—	$—	$—	$1,171,737
Classified	13,412	—	—	—	19,361	—	—	—	32,773
Total factored receivables	$1,183,720	$—	$—	$—	$20,790	$—	$—	$—	$1,204,510
YTD gross charge-offs	$5,628	$1,558	$—	$—	$—	$—	$—	$—	$7,186

Consumer
Pass	$4,242	$1,710	$587	$312	$203	$720	$110	$—	$7,884
Classified	16	—	3	63	—	34	—	—	116
Total consumer	$4,258	$1,710	$590	$375	$203	$754	$110	$—	$8,000
YTD gross charge-offs	$—	$457	$20	$5	$—	$1	$—	$—	$483

Mortgage warehouse
Pass	$1,023,326	$—	$—	$—	$—	$—	$—	$—	$1,023,326
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$1,023,326	$—	$—	$—	$—	$—	$—	$—	$1,023,326
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$2,922,358	$298,855	$153,369	$130,825	$113,396	$69,316	$567,826	$721	$4,256,666
Classified	26,551	173,851	13,971	16,133	26,711	22,526	10,551	—	290,294
Total loans	$2,948,909	$472,706	$167,340	$146,958	$140,107	$91,842	$578,377	$721	$4,546,960
YTD gross charge-offs	$6,562	$3,555	$2,581	$882	$633	$226	$351	$—	$14,790

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
The following tables present the amortized cost basis at the end of the reporting period and the financial effect of loan modifications made to borrowers experiencing financial difficulty:

	Term Extension
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Term Extended By
Year Ended December 31, 2025
Commercial real estate	$48,650	6.7%	0.9 years
1-4 family residential	20	—%	5.7 years
Commercial	11,443	1.0%	0.4 years
	$60,113	1.2%

Year Ended December 31, 2024
Commercial real estate	$27,178	3.5%	0.5 years
Commercial	9,067	0.8%	0.7 years
Consumer	16	0.2%	6.1 years
	$36,261	0.8%

Year Ended December 31, 2023
Commercial real estate	$415	0.1%	1.1 years
1-4 family residential	271	0.2%	0.5 years
Farmland	604	1.0%	0.5 years
Commercial	1,548	0.1%	1.5 years
	$2,838	0.1%

	Payment Delay
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Payments Delayed By
Year Ended December 31, 2023
Commercial	$22,547	1.9%	0.6 years
	$22,547	0.5%

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Extension and Rate Reduction
			Financial Effect
				Interest Rate Reduced
(Dollars in thousands)	Amortized Cost	% of Portfolio	Term Extended By	From	To
Year Ended December 31, 2024
Commercial real estate	$139	—%	1.0 years	12.5%	10.0%
	$139	—%

Year Ended December 31, 2023
Commercial real estate	$83,349	10.3%	0.5 years	10.1%	5.1%
Commercial	496	—%	0.3 years	10.5%	9.5%
	$83,845	2.0%

	Payment Delay and Rate Reduction
			Financial Effect
				Interest Rate Reduced
(Dollars in thousands)	Amortized Cost	% of Portfolio	Payments Delayed By	From	To
Year Ended December 31, 2024
Commercial real estate	$23,000	3.0%	0.7 years	8.7%	6.0%
	$23,000	0.5%

Year Ended December 31, 2023
Commercial real estate	$23,001	2.8%	0.8 years	9.4%	6.0%
	$23,001	0.6%

	Term Extension and Principal Forgiveness
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Term Extended By	Principal Forgiven
Year Ended December 31, 2024
Commercial	4,128	0.4%	1.8 years	$507
	$4,128	0.1%

	Term Extension and Payment Delay
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Term Extended By	Payments Delayed By
Year Ended December 31, 2025
Commercial real estate	$53,434	7.3%	1.0 year	0.3 years
	$53,434	1.1%

Year Ended December 31, 2024
Commercial	488	—%	0.7 years	0.7 years
	$488	—%
Generally, if a loan to a borrower experiencing financial difficulty is modified, the Company will seek to obtain credit enhancements when possible.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the payment status of loans that were modified in the preceding twelve months:

	December 31, 2025
(Dollars in thousands)	Current	Past Due 30-89 Days	Past Due 90 Days or More	Total
Commercial real estate	$63,872	$38,212	$—	$102,084
Construction, land development, land	—	—	—	—
1-4 family residential	20	—	—	20
Farmland	—	—	—	—
Commercial	10,560	883	—	11,443
Factored receivables	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
	$74,452	$39,095	$—	$113,547

	December 31, 2024
(Dollars in thousands)	Current	Past Due 30-89 Days	Past Due 90 Days or More	Total
Commercial real estate	$50,317	$—	$—	$50,317
Construction, land development, land	—	—	—	—
1-4 family residential	—	—	—	—
Farmland	—	—	—	—
Commercial	13,684	—	—	13,684
Factored receivables	—	—	—	—
Consumer	16	—	—	16
Mortgage warehouse	—	—	—	—
	$64,017	$—	$—	$64,017

	December 31, 2023
(Dollars in thousands)	Current	Past Due 30-89 Days	Past Due 90 Days or More	Total
Commercial real estate	$106,765	$—	$—	$106,765
Construction, land development, land	—	—	—	—
1-4 family residential	271	—	—	271
Farmland	604	—	—	604
Commercial	23,838	753	—	24,591
Factored receivables	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
	$131,478	$753	$—	$132,231
At December 31, 2025, the Company had $302,000 of commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were $566,000 of commercial loans to a borrower experiencing financial difficulty that had a payment default during the year ended December 31, 2025 and were modified in the form of a payment delay in the twelve months prior to that default. There were $1,771,000 loans to borrowers experiencing financial difficulty that had a payment default during the year ended December 31, 2024 and were modified in the twelve months prior to that default. There were no loans to borrowers experiencing financial difficulty that had a payment default during the year ended December 31, 2023 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.
Residential Real Estate Loans In Process of Foreclosure
At December 31, 2025 and 2024, the Company had $371,000 and $0, respectively, of 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.
NOTE 5 — OTHER REAL ESTATE OWNED
Other real estate owned activity was as follows:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Beginning balance	$—	$37	$—
Loans transferred to OREO	12,180	621	37
Net OREO gains (losses) and valuation adjustments	304	(66)	—
Sales of OREO	(2,299)	(592)	—
Ending balance	$10,185	$—	$37
NOTE 6 — PREMISES AND EQUIPMENT
Premises and Equipment
Premises and equipment consisted of the following:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Land	$12,299	$22,091
Buildings	64,020	102,514
Leasehold improvements	40,390	40,394
Automobiles and aircraft	11,428	30,076
Furniture, fixtures and equipment	39,238	42,281
	167,375	237,356
Accumulated depreciation	(76,304)	(76,619)
	$91,071	$160,737
Depreciation expense was $14,873,000, $15,510,000 and $13,801,000 for the years ended December 31, 2025, 2024, and 2023, respectively.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On December 17, 2025, the Company sold the building in Dallas, Texas originally purchased in March 2024 for the purpose of constructing a future headquarters for Triumph Financial and will not occupy the building in any capacity. The building was sold for $64,000,000 in cash. The gain on sale of $8,744,000 was calculated as follows and allocated to the Corporate and Other category for segment reporting:

(Dollars in thousands)
Sales price	$64,000

Net book value of disposal assets
Premises and equipment, net	$54,289
Intangible assets, net	646
Deferred rent	166
$55,101
Transaction costs	155
Gain on sale, net of transaction costs	$8,744
In addition to the gain on sale of the building, the Company recognized gains on sale of other business assets totaling $6,146,000 during the year ended December 31, 2025. These gains were primarily due to an airplane that was sold for cash proceeds of $11,500,000, resulting in a gain on sale of $5,583,000 which was allocated to the Corporate and Other category for segment reporting.
Leases
The Company leases certain premises and equipment under operating leases. At December 31, 2025 and 2024, the Company had lease liabilities totaling $25,055,000 and $29,449,000, respectively, and right-of-use assets totaling $22,652,000 and $26,555,000, respectively, related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the years ended December 31, 2025 and 2024, the weighted average remaining lease term for operating leases was 4.93 and 6.09, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 3.0% and 3.1%, respectively.
Lease costs were as follows:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Operating lease cost	$5,472	$5,450	$5,294
Short-term lease cost	263	598	460
Variable lease cost	38	20	145
Total lease cost	$5,773	$6,068	$5,899
There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the year ended December 31, 2025. At December 31, 2025, the Company did not have any leases that had not yet commenced, but will create significant rights and obligations for the Company.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(Dollars in thousands)	December 31, 2025
Lease payments due:
Within one year	$6,405
After one but within two years	5,861
After two but within three years	4,937
After three but within four years	4,215
After four but within five years	3,374
After five years	3,003
Total undiscounted cash flows	27,795
Discount on cash flows	(2,740)
Total lease liability	$25,055
Lessor Operating Leases
On March 20, 2024, the Company purchased a building in Dallas, TX that was intended to be the future headquarters for Triumph Financial. During the year ended December 31, 2025, the Company sold the building and will not occupy it in any capacity. During the years ended December 31, 2025 and 2024, the Company leased space in the building to tenants under operating leases for which the terms varied, including certain provisions to extend the lease term, options for early terminations subject to specified penalties, and other terms and conditions as negotiated. The Company’s leases were not complex; therefore there were no significant assumptions or judgments made as part of the determination of whether the contracts contained a lease or the allocation of consideration in the contracts between lease and non-lease components.
The table below shows the Company's revenue from operating leases, which is included in other non-interest income in the Company's consolidated statements of income.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Fixed payments	$1,423	$2,833	$—
Variable payments	766	1,222	—
Amortization of intangibles included in lease income	(67)	(75)	—
Total lease income	$2,122	$3,980	$—
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Goodwill	$355,296	$241,949

	December 31, 2025			December 31, 2024
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,578	$(41,836)	$1,742	$43,578	$(40,310)	$3,268
Software intangible asset	26,932	(18,461)	8,471	18,612	(15,168)	3,444
Customer relationship intangibles	65,494	(28,776)	36,718	30,014	(23,053)	6,961
Other intangible assets	3,641	(2,684)	957	5,627	(3,041)	2,586
	$139,645	$(91,757)	$47,888	$97,831	$(81,572)	$16,259

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in goodwill and intangible assets by operating segment during the year are as follows:

(Dollars in thousands)					Total	Corporate
December 31, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other	Total
Beginning balance	$110,974	$57,671	$77,985	$10,000	$256,630	$1,578	$258,208
Acquired goodwill	—	16,293	15,601	81,453	113,347	—	113,347
Acquired intangibles	—	—	14,625	29,180	43,805	119	43,924
Divestiture of intangibles	—	—	—	—	—	(646)	(646)
Amortization of intangibles	(1,540)	(772)	(4,751)	(3,713)	(10,776)	(806)	(11,582)
Amortization of intangibles included in lease income	—	—	—	—	—	(67)	(67)
Ending balance	$109,434	$73,192	$103,460	$116,920	$403,006	$178	$403,184

(Dollars in thousands)					Total	Corporate
December 31, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other	Total
Beginning balance	$113,346	$59,161	$84,748	$—	$257,255	$100	$257,355
Acquired goodwill	—	—	—	8,240	8,240	—	8,240
Acquired intangibles	—	—	—	1,760	1,760	2,920	4,680
Amortization of intangibles	(2,372)	(1,490)	(6,763)	—	(10,625)	(1,367)	(11,992)
Amortization of intangibles included in lease income	—	—	—	—	—	(75)	(75)
Ending balance	$110,974	$57,671	$77,985	$10,000	$256,630	$1,578	$258,208

(Dollars in thousands)					Total	Corporate
December 31, 2023	Banking	Factoring	Payments	Intelligence	Segments	and Other	Total
Beginning balance	$116,296	$60,982	$88,389	$—	$265,667	$100	$265,767
Acquired intangibles	—	—	3,042	—	3,042	—	3,042
Amortization of intangibles	(2,950)	(1,821)	(6,683)	—	(11,454)	—	(11,454)
Ending balance	$113,346	$59,161	$84,748	$—	$257,255	$100	$257,355
Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Company assesses goodwill for impairment at its reporting units that contain goodwill, Banking, Factoring, Payments, and Intelligence. A quantitative goodwill impairment test was performed on the Company's reporting units as of October 1, 2025 which indicated that the fair value of the reporting units exceeded the reporting units' carrying value.
After performing an impairment test of intangible assets during the years ended December 31, 2025, 2024, and 2023, it was determined that no indicators of impairment were present and thus, no intangible asset impairment charge was recorded.
Except for software intangible assets that are amortized utilizing a straight line method, material acquired intangible assets are being amortized utilizing an accelerated method over their estimated useful lives. The useful lives of the Company's intangible assets range from 4 to 11 years.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The future amortization schedule for the Company’s intangible assets with finite lives is as follows:

(Dollars in thousands)
2026	$9,828
2027	8,487
2028	7,328
2029	6,064
2030	4,329
Thereafter	11,002
$47,038
Amortization schedule excludes $850,000 of indefinite lived intangible assets.
NOTE 8 — VARIABLE INTEREST ENTITIES
Collateralized Loan Obligation Funds - Closed
The Company holds investments in the subordinated notes of the following closed Collateralized Loan Obligation ("CLO") funds:

(Dollars in thousands)	Offering Date	Offering Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO VI, LTD (Trinitas VI)	June 20, 2017	$717,100
The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $1,550,000 and $1,876,000 at December 31, 2025 and 2024, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.
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
NOTE 9 — DEPOSITS
Deposits are summarized as follows:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Noninterest-bearing demand	$1,901,638	$1,964,457
Interest-bearing demand	845,060	697,949
Individual retirement accounts	37,634	43,937
Money market	608,036	629,610
Savings	522,189	515,545
Certificates of deposit	224,644	232,232
Brokered time deposits	695,093	490,650
Other brokered deposits	115,922	246,440
Total deposits	$4,950,216	$4,820,820

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2025, scheduled maturities of time deposits, including certificates of deposits, individual retirement accounts and brokered time deposits, are as follows:

(Dollars in thousands)	December 31, 2025
Within one year	$934,513
After one but within two years	16,545
After two but within three years	2,750
After three but within four years	2,403
After four but within five years	1,160
Total	$957,371
Time deposits, including individual retirement accounts, certificates of deposit, and brokered time deposits, with individual balances of $250,000 and greater totaled $64,249,000 and $60,190,000 at December 31, 2025 and 2024, respectively.
NOTE 10 — BORROWINGS AND BORROWING CAPACITY
FHLB Advances
FHLB advances are collateralized by assets, including a blanket pledge of certain loans. FHLB advances and weighted average interest rates at end of period by contractual maturity are summarized as follows:

	Fixed Rate		Variable Rate
(Dollars in thousands)	Balance Outstanding	Weighted Average Interest Rate	Balance Outstanding	Weighted Average Interest Rate
2026	$250,000	3.62%	$—	—%
2027	—	—%	$30,000	4.07%
	$250,000	3.62%	$30,000	4.07%
Information concerning FHLB advances is summarized as follows:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Amount outstanding at end of the year	$280,000	$30,000
Weighted average interest rate at end of the year	3.67%	4.79%
Average daily balance during the year	$208,014	$120,369
Weighted average interest rate during the year	4.35%	5.38%
Maximum month-end balance during the year	$355,000	$280,000
The Company’s unused borrowing capacity with the FHLB is as follows:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Borrowing capacity	$924,663	$849,134
Borrowings outstanding	(280,000)	(30,000)
Unused borrowing capacity	$644,663	$819,134
Federal Funds Purchased
The Company had no federal funds purchased at December 31, 2025 and 2024. However, as of December 31, 2025, the Company had unsecured federal funds lines of credit with seven unaffiliated banks totaling $227,500,000.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Federal Reserve Bank Discount Window
The Company has entered into agreements with the Federal Reserve Bank of Dallas to borrow from its discount window. The Company had no Federal Reserve Bank discount window borrowings outstanding at December 31, 2025 and 2024. At December 31, 2025, the Company had $600,443,000 of unused borrowing capacity from the Federal Reserve Bank discount window, to which the Company pledged loans with an outstanding balance of $800,534,000.
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
The Subordinated Notes are included on the consolidated balance sheets as liabilities at their carrying values; however, for regulatory purposes, the $69,879,000 and $69,662,000 carrying value of these obligations at December 31, 2025 and 2024, respectively, were eligible for inclusion in Tier 2 regulatory capital. At the beginning of each of the last five years of the life of the Subordinated Notes, the amount eligible to be included in Tier 2 regulatory capital will be reduced by 20%.
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
Junior Subordinated Debentures
The following provides a summary of the Company’s junior subordinated debentures:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Variable Interest Rate	Interest Rate At December 31, 2025
National Bancshares Capital Trust II	$15,464	$13,943	September 2033	Three Month SOFR + 3.26%	6.98%
National Bancshares Capital Trust III	17,526	14,132	July 2036	Three Month SOFR + 1.64%	5.81%
ColoEast Capital Trust I	5,155	4,010	September 2035	Three Month SOFR + 1.86%	5.55%
ColoEast Capital Trust II	6,700	5,151	March 2037	Three Month SOFR + 2.05%	5.74%
Valley Bancorp Statutory Trust I	3,093	2,953	September 2032	Three Month SOFR + 3.66%	7.35%
Valley Bancorp Statutory Trust II	3,093	2,802	July 2034	Three Month SOFR + 3.01%	6.72%
	$51,031	$42,991
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
The debentures are included on the consolidated balance sheet as liabilities; however, for regulatory purposes, the carrying value of these obligations are eligible for inclusion in Tier I regulatory capital, subject to certain limitations. All of the carrying value of $42,991,000 and $42,352,000 was allowed in the calculation of Tier I regulatory capital as of December 31, 2025 and 2024, respectively.
NOTE 11 — EMPLOYEE BENEFIT PLANS
401(k) Plan
The Company sponsors a 401(k) benefit plan that allows employee contributions up to the maximum tax-deferred limitations established by the Internal Revenue Code, which are matched by the Company equal to 100% of the first 4% of the compensation contributed. Expense related to the 401(k) matching contributions for the years ended December 31, 2025, 2024, and 2023 was $5,361,000, $5,115,000 and $4,320,000, respectively.
NOTE 12 — INCOME TAXES
Net income before income tax expense and significant components of income tax expense consisted of the following:

Years Ended
(Dollars in thousands)	December 31, 2025
Net income before income tax expense	$32,991

Income tax expense:
Current
Federal	$884
State	457
Deferred
Federal	4,939
State	1,332
Change in valuation allowance for deferred tax asset	20
Income tax expense	$7,632

	Years Ended December 31,
(Dollars in thousands)	2024	2023
Income tax expense:
Current	$9,162	$5,195
Deferred	(4,760)	6,549
Change in valuation allowance for deferred tax asset	(24)	(10)
Income tax expense	$4,378	$11,734
The Company does not have any material pre-tax income or income tax expense in foreign jurisdictions.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income taxes paid, net of refunds received by jurisdiction consisted of the following:

Years Ended December 31,
(Dollars in thousands)	2025
Income taxes paid, net of refunds received:
Federal	$(1,500)
State
California	401
Illinois	289
Texas	346
Other	418
Total state taxes paid, net of refunds received	1,454
Total income taxes paid, net of refunds received	$(46)
Effective tax rates differ from federal statutory rates applied to income before income taxes due to the following for the year ended December 31, 2025:

	Years Ended December 31,
	2025
(Dollars in thousands)	Amount	Percent
Tax provision computed at federal statutory rate	$6,928	21.0%

State and local income taxes, net of federal income tax effect(1)	1,374	4.2%
Effects of changes in tax laws or rates enacted in the current period	(199)	(0.6)%
Tax Credits
Research and development tax credits	(2,990)	(9.1)%
Other	(1)	—%
Changes in valuation allowances	20	0.1%
Nontaxable or nondeductible items
Stock-based compensation(2)	1,119	3.4%
Non-deductible executive compensation	331	1.0%
Non-deductible meals and entertainment	834	2.5%
Bank-owned life insurance	(443)	(1.3)%
Other	250	0.8%
Other	409	1.1%
Effective tax rate	$7,632	23.1%
(1) State taxes in Illinois and California made up the majority (greater than 50%) of the tax effect in this category for 2025.
(2) Includes excess benefits and shortfalls from restricted stock vesting and stock option exercises.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effective tax rates differ from federal statutory rates applied to income before income taxes due to the following for the years ended December 31, 2024 and 2023:

	Years Ended Years Ended December 31,
(Dollars in thousands)	2024	2023
Tax provision computed at federal statutory rate	$4,298	$11,091
Effect of:
State taxes, net	1,417	1,920
Stock-based compensation	(168)	(2,661)
Non-deductible executive compensation	562	1,943
Non-deductible meals and entertainment	887	808
Federal tax credits	(835)	(835)
Bank-owned life insurance	(138)	(78)
Changes in valuation allowances	(24)	(10)
Other	(1,621)	(444)
Effective tax rate	$4,378	$11,734
Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(Dollars in thousands)	2025	2024
Deferred tax assets
Federal net operating loss carryforwards	$10,560	$4,727
State net operating loss carryforwards	1,812	1,432
Stock-based compensation	4,995	5,132
Unrealized loss on securities available for sale	566	985
Allowance for credit losses	10,289	11,538
Accrued liabilities	5,931	5,949
Lease liability	6,004	6,939
Qualified research expenses	245	9,251
Other	5,034	919
Total deferred tax assets	45,436	46,872
Deferred tax liabilities
Goodwill and intangible assets	22,431	10,633
Fair value adjustment on junior subordinated debentures	1,867	1,970
Premises and equipment	11,891	12,228
Lease right-of-use asset	5,510	6,320
Equity securities without readily determinable fair value	1,704	1,669
Other	1,539	178
Total deferred tax liabilities	44,942	32,998
Net deferred tax asset before valuation allowance	494	13,874
Valuation allowance	(313)	(293)
Net deferred tax asset	$181	$13,581
The Company's federal and state net operating loss carryforwards as of December 31, 2025 were $50,288,000 and $27,621,000, respectively, which will expire at various dates from 2031 through 2032, with the exception of $40,446,000 of net operating loss carryforwards that will not expire. The Company has a valuation allowance on certain net operating loss carryforwards that are not expected to be realized before expiration.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company's federal and state net operating loss carryforwards as of December 31, 2024 were $22,509,000 and $24,685,000, respectively.
An Internal Revenue Code Section 382 (“Section 382”) ownership change was triggered as part of previous acquisitions. A significant portion of the deferred tax asset relating to the Company's net operating loss carryforwards is subject to the annual limitation rules under Section 382. The utilization of tax carryforward attributes acquired from the EJ Financial Corp. (2010) acquisition is subject to an annual limitation of $341,000, with $1,985,000 of carryforwards remaining at December 31, 2025. The utilization of tax carryforward attributes acquired from the National Bancshares, Inc. (2013) acquisition is subject to an annual limitation of $2,040,000, with $7,856,000 of carryforwards remaining at December 31, 2025. The utilization of tax carryforward attributes acquired from HubTran, Inc. (2021) is subject to an annual limitation of $1,594,000, with $12,668,000 of carryforwards remaining at December 31, 2025. The utilization of tax carryforward attributes acquired from the Greenscreens AI, Inc. (2025) acquisition is subject to an annual limitation of $5,527,000, with $17,134,000 of carryforwards remaining at December 31, 2025.
At December 31, 2025 and 2024, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense.
The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2022.
NOTE 13 — LEGAL CONTINGENCIES
TBK Bank, SSB (the “Bank”), the wholly-owned bank subsidiary of the Company, is the agent bank for a $60.5 million floorplan loan facility, of which the Bank holds approximately $22.5 million, for which Tricolor Holdings, LLC (“Tricolor”) is the lead borrower. On September 10, 2025, Tricolor and its affiliates filed for Chapter 7 bankruptcy in the United States District Court for the Northern District of Texas. Public reports have surfaced alleging that Tricolor was engaged in fraud; however, the details of this alleged fraud are not yet known. The floorplan loan facility is secured by a first-priority security interest in the vehicle inventory and certain other assets of Tricolor. As of December 31, 2025, the Bank believes its collateral position adequately secures the outstanding balance of the loan facility. As the bankruptcy proceedings progress, however, the Bank may discover additional information regarding the status of specific collateral securing the loan. Other creditors have asserted that they have interests in some of the collateral in which the Bank asserts a first-priority security interest. To the extent necessary, the bankruptcy court may ultimately have to determine the Bank’s and other creditors’ interest in such collateral. The Company may also be subject to additional claims asserted by creditors or the trustee in the bankruptcy proceedings. Should any of such factual determinations or developments in the bankruptcy proceedings negatively impact the Bank’s assessment of its collateral position or otherwise have a negative impact on the Company, the Company might incur losses which could be material to our business, financial condition and results of operations.
Additionally, other various legal claims arise from time to time in the normal course of business which, in the opinion of management as of December 31, 2025, will have no material effect on the Company’s consolidated financial statements.
NOTE 14 — OFF-BALANCE SHEET LOAN COMMITMENTS
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

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	December 31, 2025			December 31, 2024
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$92,223	$440,289	$532,512	$103,784	$486,414	$590,198
Standby letters of credit	$7,090	$2,951	$10,041	$16,630	$7,320	$23,950
Commitments to purchase loans	$—	$702,409	$702,409	$—	$9,500	$9,500
Mortgage warehouse commitments	$—	$575	$575	$—	$810,913	$810,913
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
The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At December 31, 2025 and 2024, the allowance for credit losses on off balance sheet credit exposures totaled $2,342,000 and $2,701,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The following table presents credit loss expense for off balance sheet credit exposures:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Credit loss expense (benefit)	$(359)	$(137)	$(769)
NOTE 15 — FAIR VALUE DISCLOSURES
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

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets and liabilities measured at estimated fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2025	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$88,500	$—	$88,500
Asset-backed securities	—	811	—	811
State and municipal	—	2,589	—	2,589
CLO securities	—	271,074	—	271,074
Corporate bonds	—	263	—	263
SBA pooled securities	—	1,040	—	1,040
	$—	$364,277	$—	$364,277

Equity securities with readily determinable fair values
Mutual fund	$4,588	$—	$—	$4,588

Loans held for sale	$—	$459	$—	$459

Revenue share asset	$—	$—	$1,598	$1,598

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2024	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$84,185	$—	$84,185
Asset-backed securities	—	905	—	905
State and municipal	—	3,063	—	3,063
CLO Securities	—	291,913	—	291,913
Corporate bonds	—	262	—	262
SBA pooled securities	—	1,233	—	1,233
	$—	$381,561	$—	$381,561

Equity securities with readily determinable fair values
Mutual fund	$4,445	$—	$—	$4,445

Loans held for sale	$—	$1,172	$—	$1,172

Revenue share asset	$—	$—	$2,616	$2,616
There were no transfers between levels for the years ended December 31, 2025 and 2024.
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

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
At December 31, 2025 and 2024, the estimated cash payments expected to be received from the purchaser for the Company's share of future gross monthly revenue was $2,256,000 and $3,572,000, respectively, and a discount rate of 10.0% was applied to calculate the present value of the revenue share asset. A reconciliation of the opening balance to the closing balance of the estimated fair value of the revenue share asset is as follows:

(Dollars in thousands)	2025	2024	2023
Beginning balance	$2,616	$2,516	$5,515
Revenue share asset recognized	—	—	—
Change in estimated fair value of revenue share asset recognized in earnings	(9)	1,309	(1,743)
Revenue share payments received	(1,009)	(1,209)	(1,256)
Ending balance	$1,598	$2,616	$2,516
Assets measured at estimated fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2025 and 2024.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2025	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial	—	—	5,515	5,515
Factored receivables	—	—	2,072	2,072
	$—	$—	$7,587	$7,587

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2024	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$745	$745
Commercial	—	—	18,727	18,727
Factored receivables	—	—	28,780	28,780
	$—	$—	$48,252	$48,252

Table of Content
TRIUMPH FINANCIAL, INC.
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
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis were as follows:

	December 31, 2025
	Carrying Amount	Fair Value Measurements Using			Total Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$248,471	$248,471	$—	$—	$248,471
Securities - held to maturity	1,550	—	—	1,878	1,878
Loans not previously presented, gross	4,983,720	31,254	—	4,903,148	4,934,402
FHLB and other restricted stock	14,253	N/A	N/A	N/A	N/A
Accrued interest receivable	46,254	46,254	—	—	46,254

Financial liabilities:
Deposits	4,950,216	—	4,948,300	—	4,948,300
Federal Home Loan Bank advances	280,000	—	280,000	—	280,000
Subordinated notes	69,879	—	65,581	—	65,581
Junior subordinated debentures	42,991	—	44,021	—	44,021
Accrued interest payable	14,890	14,890	—	—	14,890

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Securities held to maturity
The estimated fair values of the Company’s investments in the subordinated notes of Trinitas IV and Trinitas VI classified as securities held to maturity are determined based on the securities’ discounted projected future cash flows (net present value), resulting in a Level 3 classification.
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

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 16 — RELATED-PARTY TRANSACTIONS
In the ordinary course of business, we have granted loans to executive officers, directors, and their affiliates were as follows:

	Years Ended December 31,
(Dollars in thousands)	2025	2024
Beginning balance	$—	$49,141
New loans and advances	29,431	2,200
Repayments and sales	(29,431)	(51,341)
Effect of changes in composition of related parties	773	—
Ending balance	$773	$—
At December 31, 2025 and 2024, there were no loans to executive officers, directors, or their affiliates that were considered non-performing or potential problem loans.
Deposits from executive officers, directors, and their affiliates at December 31, 2025 and 2024 were $148,392,000 and $146,473,000, respectively.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2025, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2025, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2025 that management believes have changed TBK Bank’s category.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$709,842	12.7%	$446,691	8.0%	N/A	N/A
TBK Bank, SSB	$694,230	12.5%	$445,538	8.0%	$556,922	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$599,481	10.7%	$335,018	6.0%	N/A	N/A
TBK Bank, SSB	$655,376	11.8%	$334,153	6.0%	$445,538	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$511,490	9.2%	$251,263	4.5%	N/A	N/A
TBK Bank, SSB	$655,376	11.8%	$250,615	4.5%	$361,999	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$599,481	9.9%	$243,240	4.0%	N/A	N/A
TBK Bank, SSB	$655,376	10.8%	$243,123	4.0%	$303,904	5.0%

As of December 31, 2024
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$802,192	15.2%	$421,400	8.0%	N/A	N/A
TBK Bank, SSB	$784,157	15.0%	$419,480	8.0%	$524,350	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$688,025	13.1%	$316,050	6.0%	N/A	N/A
TBK Bank, SSB	$742,989	14.2%	$314,610	6.0%	$419,480	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$600,673	11.4%	$237,037	4.5%	N/A	N/A
TBK Bank, SSB	$742,989	14.2%	$235,957	4.5%	$340,827	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$688,025	12.0%	$228,843	4.0%	N/A	N/A
TBK Bank, SSB	$742,989	13.0%	$228,726	4.0%	$285,907	5.0%
As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, the Company elected the option to delay the estimated impact on regulatory capital of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13 as well as 25% of the quarterly increases in the allowance for credit losses subsequent to adoption of ASU 2016-13 (collectively the “transition adjustments”) was delayed for two years. After two years, the cumulative amount of the transition adjustments became fixed and was phased out of the regulatory capital calculations evenly over a three year period, with 75% recognized in year three, 50% recognized in year four, and 25% recognized in year five. After December 31, 2024, the temporary regulatory capital benefits were fully reversed.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dividends paid by TBK Bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.
The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at December 31, 2025 and 2024. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At December 31, 2025, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.
NOTE 18 — STOCKHOLDERS' EQUITY
The following summarizes the Company’s capital structure.
Preferred Stock Series C

	December 31,
(Dollars in thousands, except per share amounts)	2025	2024
Shares authorized	51,750	51,750
Shares issued	45,000	45,000
Shares outstanding	45,000	45,000
Par value per share	$0.01	$0.01
Liquidation preference per share	$1,000	$1,000
Liquidation preference amount	$45,000	$45,000
Dividend rate	7.125%	7.125%
Dividend payment dates	Quarterly	Quarterly
On June 19, 2020, the Company issued 45,000 shares of 7.125% Series C Fixed-Rate Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share through an underwritten public offering of 1,800,000 depositary shares, each representing a 1/40th ownership interest in a share of the Series C Preferred Stock. Total gross proceeds from the preferred stock offering were $45,000,000. Net proceeds after underwriting discounts and offering expenses were $42,364,000. The net proceeds were used for general corporate purposes.
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
Common Stock

	December 31,
(Dollars in thousands, except per share amounts)	2025	2024
Shares authorized	50,000,000	50,000,000
Shares issued	29,535,826	29,121,213
Treasury shares	(5,770,441)	(5,729,802)
Shares outstanding	23,765,385	23,391,411
Par value per share	$0.01	$0.01

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
On October 15, 2025, the board of directors of the Company authorized a share repurchase program whereby the Company may repurchase up to $30,000,000 of its outstanding common stock, par value $0.01 per share (“Common Stock”). The Company may repurchase shares of Common Stock from time to time in open market transactions or through privately negotiated transactions at the Company’s discretion. The amount, timing, and nature of any share repurchases will be based on a variety of factors, including the trading price of the Company’s Common Stock, applicable securities laws restrictions, regulatory limitations, as well as market and economic factors. The repurchase program is authorized for a period of up to one year and does not require the Company to repurchase any specific number of shares. At the Company’s discretion, the repurchase program may be modified, suspended or discontinued at any time.
There were no stock repurchases made under stock repurchase programs during the years ended December 31, 2025 and 2024.
NOTE 19 — STOCK BASED COMPENSATION
Stock based compensation expense that has been charged against income was $14,013,000, $14,519,000 and $13,228,000 for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Restricted Stock Awards
A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the year ended December 31, 2025 were as follows:

Nonvested RSAs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	48,868	$90.18
Granted	—	—
Vested	(48,293)	90.21
Forfeited	(575)	87.77
Nonvested at December 31, 2025	—	$—
RSAs granted to employees under the Omnibus Incentive Plan generally vest over four years, but vesting periods may vary. The fair value of shares vested during the years ended December 31, 2025, 2024, and 2023, totaled $2,629,000, $5,308,000, and $5,629,000, respectively. Compensation expense for RSAs will be recognized on an accelerated basis over the vesting period of the awards based on the fair value of the stock at the issue date. As of December 31, 2025, there was no unrecognized compensation cost related to nonvested RSAs.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the year ended December 31, 2025 were as follows:

Nonvested RSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	224,568	$66.07
Granted	115,572	55.77
Vested	(95,137)	69.51
Forfeited	(46,246)	59.51
Nonvested at December 31, 2025	198,757	$59.96
RSUs granted to employees under the Omnibus Incentive Plan typically vest after four years. The fair value of shares vested during the years ended December 31, 2025, 2024 and 2023 totaled $5,463,000, $5,069,000, and $5,863,000, respectively. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of December 31, 2025, there was $4,829,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 2.61 years.
Market Based Performance Stock Units
A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the year ended December 31, 2025 were as follows:

Nonvested Market Based PSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	167,780	$93.10
Granted	115,508	93.21
Performance adjustment	(19,595)	—
Vested	(9,793)	89.79
Forfeited	(8,477)	104.51
Nonvested at December 31, 2025	245,423	$93.82
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
The fair value of the Market Based PSUs granted was determined using the following weighted average assumptions:

	Year Ended December 31,
	2025	2024	2023
Grant date	May 1, 2025	May 1, 2024	May 1, 2023
Performance period	3.00 years	3.00 years	3.00 years
Stock price	$54.38	$72.00	$51.25
Stock price volatility	42.22%	42.31%	49.33%
Risk-free rate	3.62%	4.67%	3.76%
Expected volatilities were determined based on the historical volatilities of the Company and the specified peer group. The risk-free interest rate for the performance period was derived from the Treasury constant maturities yield curve on the valuation date.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of shares vested during the years ended December 31, 2025, 2024 and 2023 totaled $533,000, $647,000, and $6,302,000, respectively. As of December 31, 2025, there was $11,761,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 2.00 years.
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
Compensation expense for the Performance Based PSUs was estimated during the performance period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition at each period end, adjusted for the passage of time within the vesting period of the awards. No compensation expense related to Performance Based PSUs was recognized during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025 and 2024, there were no unvested Performance Based PSUs.
Stock Options
A summary of changes in the Company’s stock options under the Omnibus Incentive Plan for the year ended December 31, 2025 were as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2025	257,603	$49.68
Granted	91,552	54.38
Exercised	(8,651)	37.00
Forfeited	(9,503)	64.28
Expired	(2,804)	70.50
Outstanding at December 31, 2025	328,197	$50.73	6.16	$4,914

Fully vested shares and shares expected to vest at December 31, 2025	328,197	$50.73	6.16	$4,914

Shares exercisable at December 31, 2025	173,976	$44.21	3.94	$3,876
Information related to the stock options for the years ended December 31, 2025, 2024, and 2023 was as follows:

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2025	2024	2023
Aggregate intrinsic value of options exercised	$230	$1,320	$723
Cash received from option exercises, net	$320	$413	$144
Tax benefit realized from option exercises	$48	$277	$152
Weighted average fair value of options granted (per share)	$28.35	$37.30	$25.20
Stock options awarded to employees under the Omnibus Incentive Plan are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, vest over four years, and have ten years contractual terms. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the stock options granted was determined using the following weighted average assumptions:

	2025	2024	2023
Risk-free interest rate	3.88%	4.52%	3.38%
Expected term	6.25 years	6.25 years	6.25 years
Expected stock price volatility	48.48%	46.50%	45.65%
Dividend yield	—	—	—
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
As of December 31, 2025, there was $2,114,000 of unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a remaining weighted average period of 2.85 years.
Employee Stock Purchase Plan
During the year ended December 31, 2019, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the Company's 2019 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, 2,500,000 shares of common stock were reserved for issuance. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period. During the years ended December 31, 2025, 2024 and 2023, 44,048, 36,649 and 37,909 shares were issued under the plan, respectively.
NOTE 20 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
The following tables present parent company only condensed financial information.
Condensed Parent Company Only Balance Sheets:

(Dollars in thousands)	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$10,750	$13,412
Securities - held to maturity	1,550	1,876
Investment in bank subsidiary	1,038,101	987,466
Investment in non-bank subsidiaries	281	191
Other assets	5,412	2,869
Total assets	$1,056,094	$1,005,814
LIABILITIES AND EQUITY
Subordinated notes	$69,879	$69,662
Junior subordinated debentures	42,991	42,352
Intercompany payables	167	513
Accrued expenses and other liabilities	1,286	2,368
Total liabilities	114,323	114,895
Stockholders' equity	941,771	890,919
Total liabilities and equity	$1,056,094	$1,005,814

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Parent Company Only Statements of Income:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Interest income	$180	$178	$175
Interest expense	(6,751)	(9,347)	(9,702)
Credit loss (expense) benefit	(277)	(301)	(746)
Other income	119	139	134
Salaries and employee benefits expense	(763)	(716)	(639)
Other expense	(3,186)	(3,259)	(3,378)
Income (loss) before income tax and income from subsidiaries	(10,678)	(13,306)	(14,156)
Income tax (expense) benefit	2,653	2,409	2,944
Dividends from subsidiaries and equity in undistributed subsidiary income	33,384	26,987	52,293
Net income	25,359	16,090	41,081
Dividends on preferred stock	(3,206)	(3,206)	(3,206)
Net income available to common stockholders	$22,153	$12,884	$37,875
Comprehensive income attributable to Parent	$26,735	$15,901	$45,055

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Parent Company Only Statements of Cash Flows:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$25,359	$16,090	$41,081
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed subsidiary income	(23,384)	(3,987)	(10,293)
Net accretion of securities	(180)	(178)	(175)
Amortization of junior subordinated debentures	639	612	582
Amortization of subordinated notes issuance costs	217	484	878
Stock based compensation	794	746	719
Credit loss expense (benefit)	277	301	746
Change in other assets	(2,543)	61	1,638
Change in accrued expenses and other liabilities	(1,428)	(2,324)	(1,127)
Net cash provided by (used in) operating activities	(249)	11,805	34,049
Cash flows from investing activities:
Investment in subsidiaries	(14)	1	(33)
Proceeds from maturities, calls, and pay downs of securities held to maturity	229	978	529
Net cash provided by (used in) investing activities	215	979	496
Cash flows from financing activities:
Repayment of subordinated notes	—	(39,500)	—
Dividends on preferred stock	(3,206)	(3,206)	(3,206)
Purchase of treasury stock	(2,227)	(3,292)	(81,623)
Stock option exercises	320	413	144
Proceeds from employee stock purchase plan common stock issuance	2,485	2,184	1,831
Net cash provided by (used in) financing activities	(2,628)	(43,401)	(82,854)
Net increase (decrease) in cash and cash equivalents	(2,662)	(30,617)	(48,309)
Cash and cash equivalents at beginning of period	13,412	44,029	92,338
Cash and cash equivalents at end of period	$10,750	$13,412	$44,029

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21 — EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Basic
Net income to common stockholders	$22,153	$12,884	$37,875
Weighted average common shares outstanding	23,618,924	23,286,675	23,208,086
Basic earnings per common share	$0.94	$0.55	$1.63

Diluted
Net income to common stockholders	$22,153	$12,884	$37,875
Weighted average common shares outstanding	23,618,924	23,286,675	23,208,086
Dilutive effects of:
Assumed exercises of stock options	62,264	94,036	78,679
Restricted stock awards	15,266	62,074	98,408
Restricted stock units	111,736	135,982	91,454
Performance stock units - market based	35,535	198,617	84,869
Employee stock purchase plan	3,723	2,008	881
Average shares and dilutive potential common shares	23,847,448	23,779,392	23,562,377
Diluted earnings per common share	$0.93	$0.54	$1.61
Shares that were not considered in computing diluted earnings per common share because they were antidilutive or have not met the thresholds to be considered in the dilutive calculation are as follows:

	Year Ended December 31,
	2025	2024	2023
Stock options	150,466	48,650	100,818
Restricted stock awards	—	—	—
Restricted stock units	3,750	7,500	7,500
Performance stock units - market based	48,587	15,715	12,020
Employee stock purchase plan	—	—	—
NOTE 22 — REVENUE RECOGNITION
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
•Insurance commissions. Insurance commissions are earned for brokering insurance policies and providing administrative services to the Company's customers, over-the-road Carriers, over the one year life of the insurance policies. Because the administrative services are integral to the brokerage relationship, the brokering and servicing are considered one performance obligation and no allocation of the commission transaction price is required. The commissions are recognized over the one-year policy term.
Payments Segment
The Payments segment derives a portion of its revenue from interest income on factored receivables and commercial loans related to invoice payments. These factored receivables consist of (i) invoices where we offer a Carrier a quick pay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and (ii) factoring transactions where we purchase receivables payable to such freight brokers from their shipper clients. The Payments segment also offers commercial loans that result from our offering certain Brokers an additional liquidity option through the ability to settle their invoices with us on an extended term following our payment to their Carriers. The balance of such commercial loans was $0 at December 31, 2025. Such revenue falls under Topic 310 and is outside the scope of Topic 606.
The Payments segment connects Brokers, Shippers, Factors and Carriers through forward-thinking solutions that help each party successfully manage the life cycle of invoice presentment for services provided by Carrier through processing and audit of such invoice to its ultimate payment to the Carrier or the Factor. The Payments segment earns transaction revenue for such services from fees paid by its customers to receive auditing and payment processing of their invoices. Transaction revenue is recorded in Fee Income on the Consolidated Statements of Income and is subject to Topic 606. Transaction fees can be variable in nature. When such fees are variable, they are typically based upon the number of audit and payment transactions executed during a stated period; generally a calendar month. The customer is charged either a set fee per transaction or a set minimum fee for a stated number of transactions with the variable component being a per-invoice amount for transactions exceeding the stated minimum number. When applicable, the stated minimum number of transactions typically resets on a monthly basis. Transaction volume and related variable fees are known and recognized at each reporting period. Transaction fees can also be fixed in nature with such fees reflecting a set annual amount that is recognized ratably over the terms of the related contracts. In both variable and fixed arrangements, customers are typically billed monthly in arrears with payment due on 30 day terms and as such, no revenue is deferred.
Our LoadPay product, a digital bank account developed for Carriers, is housed within our Payments segment. LoadPay provides a user experience and financial products, including small business transactional accounts, tailored to the financial needs of the small trucking companies that are the ultimate payees inside of the payments network. A key feature of the LoadPay product is our ability to rapidly fund invoices approved for payment through the payments network or approved for purchase as part of our factoring operations to the LoadPay account without the need for such payments to be processed through traditional payment rails such as ACH transfers.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LoadPay transaction revenue is recognized on interchange fees and instant transfer fees. The Carrier’s LoadPay bank account funds are deposited in a TBK noninterest bearing transactional account. The Carrier has the option to spend the funds directly from the transactional account via a TBK debit card which results in interchange fees (consistently recognized in accordance with the Card income discussion under the Banking segment). Additionally, the Carrier has the ability to transfer its LoadPay transactional account funds to another financial institution. In lieu of an ACH transfer for which the funds will take 2-3 days to be made available in the Carrier’s third party account, the Carrier can elect an instant transfer where the funds will be made available immediately for a fee retained by TBK. Instant transfer fees are within the scope of Topic 606. Instant transfer fees are variable in nature. They are based upon the number of instant transfer transactions executed during a given day. The customer is charged a set fee per transaction that scales up based on the size of the transaction. Instant transfer fees are typically collected directly prior to transfer of the funds and as such, no revenue is deferred.
The Payments segment's services comprise single performance obligations to provide stand-ready access to its payments, audit, and LoadPay platforms for its customers which are satisfied over time as services are rendered. Given the nature of its services and related revenue, no significant judgments are made in applying Topic 606 and there are no refund, warranty, or similar obligations.
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
Capitalized contract costs consist of (i) deferred sales commissions that are incremental costs of obtaining customer contracts and (ii) deferred set-up costs, primarily direct payroll costs, for implementation services provided to customers prior to the launching of the Company’s products for general availability (go-live) to customers. Deferred sales commissions are amortized ratably over two years, taking into consideration the initial contract term, expected renewal periods, and sales commissions paid on such renewal periods. Deferred set-up costs are amortized ratably over four years which estimates the benefit period of the capitalized costs starting on the go-live date of the service. Deferred sales commissions and deferred set-up costs were included in other assets in the accompanying consolidated balance sheets and were $220,000 and $1,840,000, respectively, at December 31, 2025 and $319,000 and $1,354,000, respectively, at December 31, 2024. The amortization of deferred sales commissions and deferred set-up costs is included in salaries and employee benefits in the consolidated statements of income and totaled $580,000 and $530,000, respectively, for the year ended December 31, 2025. Amortization of deferred sales commissions and deferred set-up costs was not significant for the years ended December 31, 2024 and 2023.
Given the nature of services provided, the Payments segment does not carry any material contract balances.
The table below shows the Payments segment’s revenue from payments and audit transaction fees from external customers, which are disaggregated by customer category.

(Dollars in thousands)	2025	2024	2023
Broker fee income	$26,082	$18,393	$12,215
Factor fee income	4,111	5,276	5,256
Other fee income	984	176	$460
Total fee income	$31,177	$23,845	$17,931

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intelligence Segment
The services offered through the Company's Intelligence segment drive efficiency, enhance decision-making, and enable Shippers, Brokers, and Carriers to operate more profitably in a very competitive over-the-road trucking market. With Triumph’s access to data from its Intelligence network and other sources, Triumph can develop products and services to offer to logistics service providers, allowing them to better plan for peak periods, competitively source freight capacity, and allocate resources efficiently, thus improving their profitability.
The Intelligence segment earns subscription revenue for such services from fees paid by its customers to receive access to the Intelligence platform via a software as a service agreement. Subscription revenue is recorded in Fee Income on the Consolidated Statements of Income and is subject to Topic 606. The customer is charged a fixed subscription fee and while billing terms vary, in situations where the customer is billed upfront, revenue is deferred and recognized ratably over the period the service is provided.
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
Capitalized contract costs consist of (i) deferred sales commissions that are incremental costs of obtaining customer contracts and (ii) deferred set-up costs, primarily direct payroll costs, for implementation services provided to customers prior to the launching of the Company’s products for general availability (go-live) to customers. Deferred sales commissions are amortized ratably over two years, taking into consideration the initial contract term, expected renewal periods, and sales commissions paid on such renewal periods. Deferred set-up costs are amortized ratably over four years which estimates the benefit period of the capitalized costs starting on the go-live date of the service. Deferred sales commissions and deferred set-up costs were included in other assets in the accompanying consolidated balance sheets and were not significant at December 31, 2025 and 2024. The amortization of deferred sales commissions and deferred set-up costs is included in salaries and employee benefits in the consolidated statements of income and were not significant for the years ended December 31, 2025 and 2024.
Given that most of the deferred revenue is recognized by the end of each reporting period, the Intelligence segment does not carry any material contract balances at December 31, 2025 and 2024.

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23 — BUSINESS SEGMENT INFORMATION
The Company's reportable segments are Banking, Factoring, Payments, and Intelligence, which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the operations of TBK Bank. The Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Factoring segment derives its revenue from factoring services. The Payments segment includes the operations of TBK Bank's presentment, audit, and payment solutions to Shipper, Broker, and Factor clients in the trucking industry. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of both invoices where we offer a Carrier a quickpay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and from offering Brokers the ability to settle their invoices with us on an extended term following our payment to their Carriers as an additional liquidity option for such Brokers. The balance of such commercial loans was zero at December 31, 2025. The data intelligence business was launched at the beginning of the fourth quarter of 2024 to turn the over-the-road trucking data collected through our services into actionable insights for our customers. This launch coincided with our acquisition of Isometric Technologies Inc. that provides service and performance scoring and benchmarking capabilities to the over-the-road trucking industry. The operations of this segment were further supplemented with our acquisition of Greenscreens AI. Inc., a pricing solution for the logistics industry that delivers short-term freight market pricing intelligence and business insights, during the quarter ended June 30, 2025. The revenue for Intelligence offerings is derived through access and subscription fees, as well as seat licenses where applicable. Prior to the fourth quarter of 2024, there were no individuals allocated specifically to the data intelligence line of business and an explicit data intelligence line of business did not exist. Therefore, revision of prior period segment operating results is not applicable.
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

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following presents the primary operating results of Company’s operating segments.

(Dollars in thousands)					Total	Corporate
Year Ended December 31, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$256,978	$147,864	$25,298	$—	$430,140	$327	$430,467
Intersegment interest allocations	23,681	(35,217)	11,536	—	—	—	—
Total interest expense	73,113	15	—	—	73,128	6,751	79,879
Net interest income (expense)	207,546	112,632	36,834	—	357,012	(6,424)	350,588
Credit loss expense (benefit)	1,278	1,346	247	—	2,871	277	3,148
Net interest income (expense) after credit loss expense	206,268	111,286	36,587	—	354,141	(6,701)	347,440
Noninterest income	26,287	6,802	31,340	6,804	71,233	17,179	88,412
Noninterest expense:
Salaries and employee benefits	62,022	52,572	35,637	11,056	161,287	72,591	233,878
Depreciation	6,472	1,768	837	43	9,120	5,753	14,873
Other occupancy, furniture and equipment	8,129	2,038	624	54	10,845	6,156	17,001
FDIC insurance and other regulatory assessments	4,426	—	—	—	4,426	—	4,426
Professional fees	6,065	(5,238)	965	4,062	5,854	9,404	15,258
Amortization of intangible assets	1,540	772	4,751	3,713	10,776	806	11,582
Advertising and promotion	1,892	857	3,089	135	5,973	1,227	7,200
Communications and technology	19,999	9,253	10,392	1,212	40,856	8,909	49,765
Software amortization	56	3,685	5,843	44	9,628	1,178	10,806
Travel and entertainment	865	655	1,239	577	3,336	1,965	5,301
Other	15,078	4,978	4,932	430	25,418	7,353	32,771
Total noninterest expense	126,544	71,340	68,309	21,326	287,519	115,342	402,861
Net intersegment noninterest income (expense)(2)	588	1,813	(2,401)	—	—	—	—
Net income (loss) before income tax expense	$106,599	$48,561	$(2,783)	$(14,522)	$137,855	$(104,864)	$32,991

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)					Total	Corporate
Year Ended December 31, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$262,326	$137,718	$22,168	$—	$422,212	$303	$422,515
Intersegment interest allocations	26,416	(35,886)	9,470	—	—	—	—
Total interest expense	62,712	—	—	—	62,712	9,347	72,059
Net interest income (expense)	226,030	101,832	31,638	—	359,500	(9,044)	350,456
Credit loss expense (benefit)	13,636	4,773	57	—	18,466	301	18,767
Net interest income (expense) after credit loss expense	212,394	97,059	31,581	—	341,034	(9,345)	331,689
Noninterest income	28,167	8,683	24,080	184	61,114	4,300	65,414
Noninterest expense:
Salaries and employee benefits	66,476	49,885	36,160	1,457	153,978	65,602	219,580
Depreciation	6,850	2,099	1,003	4	9,956	5,554	15,510
Other occupancy, furniture and equipment	8,801	2,138	649	3	11,591	5,913	17,504
FDIC insurance and other regulatory assessments	2,717	—	—	—	2,717	—	2,717
Professional fees	4,285	5,333	2,338	328	12,284	5,555	17,839
Amortization of intangible assets	2,372	1,490	6,763	—	10,625	1,367	11,992
Advertising and promotion	2,033	873	1,479	2	4,387	1,796	6,183
Communications and technology	20,853	10,131	9,440	42	40,466	10,456	50,922
Software amortization	194	2,277	2,899	1	5,371	475	5,846
Travel and entertainment	995	829	1,659	36	3,519	1,909	5,428
Other	10,979	3,588	3,583	7	18,157	4,957	23,114
Total noninterest expense	126,555	78,643	65,973	1,880	273,051	103,584	376,635
Net intersegment noninterest income (expense)(2)	535	1,628	(2,163)	—	—	—	—
Net income (loss) before income tax expense	$114,541	$28,727	$(12,475)	$(1,696)	$129,097	$(108,629)	$20,468

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)					Total	Corporate
Year Ended December 31, 2023	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$261,639	$144,217	$16,390	$—	$422,246	$175	$422,421
Intersegment interest allocations	31,450	(38,157)	6,707	—	—	—	—
Total interest expense	44,640	—	—	—	44,640	9,702	54,342
Net interest income (expense)	248,449	106,060	23,097	—	377,606	(9,527)	368,079
Credit loss expense (benefit)	8,498	2,900	60	—	11,458	745	12,203
Net interest income (expense) after credit loss expense	239,951	103,160	23,037	—	366,148	(10,272)	355,876
Noninterest income	23,964	7,829	18,087	—	49,880	293	50,173
Noninterest expense:
Salaries and employee benefits	71,050	49,873	35,089	—	156,012	54,595	210,607
Depreciation	6,817	2,040	648	—	9,505	4,296	13,801
Other occupancy, furniture and equipment	8,592	2,219	681	—	11,492	3,592	15,084
FDIC insurance and other regulatory assessments	2,624	—	—	—	2,624	—	2,624
Professional fees	2,611	3,130	2,448	—	8,189	4,988	13,177
Amortization of intangible assets	2,950	1,821	6,683	—	11,454	—	11,454
Advertising and promotion	2,614	1,046	1,311	—	4,971	1,769	6,740
Communications and technology	17,524	11,289	7,992	—	36,805	8,874	45,679
Software amortization	169	3,060	965	—	4,194	259	4,453
Travel and entertainment	1,263	909	2,479	—	4,651	1,455	6,106
Other	11,499	4,225	3,399	—	19,123	4,386	23,509
Total noninterest expense	127,713	79,612	61,695	—	269,020	84,214	353,234
Net intersegment noninterest income (expense)(2)	—	123	(123)	—	—	—	—
Net income (loss) before income tax expense	$136,202	$31,500	$(20,694)	$—	$147,008	$(94,193)	$52,815
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

Table of Content
TRIUMPH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Year Ended December 31, 2025
Factoring revenue received from Payments	$—	$3,643	$(3,643)
Payments revenue received from Factoring	—	(1,372)	1,372
Banking revenue received from Payments and Factoring	588	(458)	(130)
Net intersegment noninterest income (expense)	$588	$1,813	$(2,401)

Year Ended December 31, 2024
Factoring revenue received from Payments	$—	$3,228	$(3,228)
Payments revenue received from Factoring	—	(1,174)	1,174
Banking revenue received from Payments and Factoring	535	(426)	(109)
Net intersegment noninterest income (expense)	$535	$1,628	$(2,163)

Year Ended December 31, 2023
Factoring revenue received from Payments	$—	$1,190	$(1,190)
Payments revenue received from Factoring	—	(1,067)	1,067
Banking revenue received from Payments and Factoring	—	—	—
Net intersegment noninterest income (expense)	$—	$123	$(123)
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

(Dollars in thousands)					Total	Corporate
December 31, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$4,480,124	$1,335,150	$774,979	$120,410	$6,710,663	$1,088,885	$(1,418,960)	$6,380,588
Gross loans	$3,525,447	$1,223,740	$242,120	$—	$4,991,307	$—	$—	$4,991,307

(Dollars in thousands)					Total	Corporate
December 31, 2024	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$5,443,452	$1,186,342	$590,063	$10,099	$7,229,956	$1,119,825	$(2,400,806)	$5,948,975
Gross loans	$3,944,146	$1,034,992	$171,668	$—	$5,150,806	$—	$(603,846)	$4,546,960

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of December 31, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management has excluded the operations of Greenscreens AI, Inc., acquired during 2025, which is described in Note 2 of the consolidated financial statements of the Company included in this Annual Report on Form 10-K, from the scope of this assessment. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2025.
Crowe LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025. Their report is included in Part II, Item 8. Financial Statements and Supplementary Data under the heading “Report of Independent Registered Public Accounting Firm.”
ITEM 9B. OTHER INFORMATION.
Insider Trading Arrangements
On August 29, 2024, Mr. Aaron Graft, the Company’s President and Chief Executive Officer, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Graft Trading Plan”). The Graft Trading Plan covers the sale of up to 54,000 shares of the Company’s common stock in several transactions over a period commencing after the later of (1) 91 days from the execution of the Graft Trading Plan and (2) the third trading day following the public disclosure of the Company’s financial results on Form 10-Q for the quarter ended September 30, 2024, and will cease upon the earlier of November 28, 2025 or the sale of all shares subject to the Graft Trading Plan. As of November 28, 2025, the Graft Trading Plan terminated in accordance with its terms.

On March 12, 2025, Mr. Adam D. Nelson, the Company’s Executive Vice President and General Counsel, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Nelson Trading Plan”). The Nelson Trading Plan covers the sale of up to 10,000 shares of the Company’s common stock in several transactions over a period commencing after the later of (1) 90 days from the execution of the Nelson Trading Plan and (2) the second trading day following the public disclosure of the Company’s financial results on Form 10-Q for the quarter ended March 31, 2025, and will cease upon the earlier of March 31, 2026 or the sale of all shares subject to the Nelson Trading Plan. As of December 18, 2025 all shares subject to the Nelson Trading Plan had been sold and the Nelson Trading Plan was terminated by its terms.
During the quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
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
The remaining information called for by this Item will be contained under the captions “Proposal 1: Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
The information called for by this Item will be contained under the captions “Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report on Executive Compensation” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information called for by this Item will be contained under the captions “Compensation Discussion and Analysis—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information called for by this Item will be contained under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information called for by this Item will be contained under the captions “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)Documents filed as part of this Report.
1., 2.Financial Statements and Schedules
The following financial statements of Triumph Financial, Inc., incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:
•Report of Independent Registered Public Accounting Firm (Crowe LLP, Dallas, TX, Firm ID: 173)
•Consolidated Balance Sheets as of December 31, 2025 and 2024
•Consolidated Statements of Income for the Years Ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Changes in Equity for the Years Ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023
•Notes to Consolidated Financial Statements
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

10.17
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

10.20†	Employment Agreement between Triumph Bancorp, Inc. and W. Bradley Voss, dated September 1, 2021, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 1, 2021.

10.21†	Consulting Agreement between Triumph Bancorp, Inc. and R. Bryce Fowler, dated September 1, 2021, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on September 1, 2021.

10.22†	Second Amendment to Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 27, 2021.

10.23†	Employment Agreement between Triumph Bancorp, Inc. and Edward J. Schreyer, dated July 1, 2022, incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on July 20, 2022.

10.24†	Employment Agreement between Advance Business Capital LLC and Geoffrey P. Brenner, dated July 1, 2022, incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on July 20, 2022.

10.25†	Employment Agreement between TBK Bank, SSB and Melissa Forman-Barenblit, dated July 1, 2022, incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the SEC on July 20, 2022.

10.26†
Severance Agreement and General Release between Triumph Financial Services LLC (f/k/a Advance Business Capital LLC) and Geoffrey Brenner, incorporated by reference to Exhibit 10.25 to Form 10-K filed with the SEC on February 15, 2023.

10.27†	Third Amendment to Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 25, 2023.

10.28†
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

10.31†	Form of 2023 Nonqualified Option Agreement under Triumph Financial, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the SEC on July 20, 2023.

10.32†
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

10.34†
Form of 2024 Performance Restricted Stock Unit Award Agreement (FinTech) under Triumph Financial, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the SEC on July 17, 2024.

10.35†	Form of 2024 Nonqualified Option Agreement under Triumph Financial, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the SEC on July 17, 2024.

10.36†	Fourth Amendment to Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 17, 2025.

10.37†
Amendment to Employment Agreement, dated April 17, 2025, by and between Melissa Forman-Barenblit and TBK Bank, SSB, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on April 17, 2025.

10.38†	Form of Restricted Stock Unit Award Agreement under Triumph Financial, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on July 16, 2025.

10.39†
Form of Performance Restricted Stock Unit Award Agreement (Bank) under Triumph Financial, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on July 16, 2025.

10.40†
Form of Performance Restricted Stock Unit Award Agreement (FinTech) under Triumph Financial, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the SEC on July 16, 2025.

10.41†	Form of Nonqualified Option Agreement under Triumph Financial, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the SEC on July 16, 2025.

10.42†
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

TRIUMPH FINANCIAL, INC.
(Registrant)

Date:	February 11, 2026	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	February 11, 2026	/s/ W. Bradley Voss
W. Bradley Voss
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Aaron P. Graft	Director and President and Chief Executive Officer	February 11, 2026
Aaron P. Graft	(Principal Executive Officer)

/s/W. Bradley Voss	Executive Vice President and Chief Financial Officer	February 11, 2026
W. Bradley Voss	(Principal Financial and Accounting Officer)

/s/Carlos M. Sepulveda, Jr.	Director and Chairman	February 11, 2026
Carlos M. Sepulveda, Jr.

/s/Charles A. Anderson	Director	February 11, 2026
Charles A. Anderson

/s/Harrison Barnes	Director	February 11, 2026
Harrison Barnes

/s/Debra Bradford	Director	February 11, 2026
Debra Bradford

/s/Richard Davis	Director	February 11, 2026
Richard Davis

/s/Davis Deadman	Director	February 11, 2026
Davis Deadman

/s/Laura Easley	Director	February 11, 2026
Laura Easley

/s/Melissa K. McSherry	Director	February 11, 2026
Melissa K. McSherry

/s/Maribess L. Miller	Director	February 11, 2026
Maribess L. Miller

/s/Michael P. Rafferty	Director	February 11, 2026
Michael P. Rafferty

/s/C. Todd Sparks	Director	February 11, 2026
C. Todd Sparks