Form 10-Q
period 2026-03-31
Triumph Financial, Inc.
filed 2026-04-21
CIK 1539638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Common Stock — $0.01 par value, 23,806,253 shares, as of April 17, 2026.
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

TRIUMPH FINANCIAL, INC.
FORM 10-Q
March 31, 2026
i

PART I – FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

TRIUMPH FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2026 and December 31, 2025
(Dollar amounts in thousands)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and due from banks	$64,375	$67,535
Interest bearing deposits with other banks	517,564	180,936
Total cash and cash equivalents	581,939	248,471
Securities - equity investments with readily determinable fair values	4,559	4,588
Securities - available for sale	339,562	364,277
Securities - held to maturity, net of allowance for credit losses of $2,104 and $1,628, respectively, fair value of $1,654 and $1,878, respectively	1,031	1,550
Loans held for sale	2,495	459
Loans, net of allowance for credit losses of $34,157 and $36,511, respectively	5,154,982	4,954,796
Federal Home Loan Bank and other restricted stock	4,366	14,253
Premises and equipment, net	89,492	91,071
Capitalized software, net	48,322	46,370
Goodwill	355,296	355,296
Intangible assets, net	45,372	47,888
Bank-owned life insurance	65,406	64,887
Deferred tax assets, net	—	181
Other assets	183,893	186,501
Total assets	$6,876,715	$6,380,588
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$3,042,210	$1,901,638
Interest bearing	2,657,729	3,048,578
Total deposits	5,699,939	4,950,216
Federal Home Loan Bank advances	30,000	280,000
Subordinated notes	69,929	69,879
Junior subordinated debentures	43,154	42,991
Deferred tax liabilities, net	4,454	—
Other liabilities	78,524	95,731
Total liabilities	5,926,000	5,438,817
Commitments and contingencies - See Note 7 and Note 8
Stockholders' equity - See Note 11
Preferred stock	45,000	45,000
Common stock, 23,806,253 and 23,765,385 shares outstanding, respectively	296	295
Additional paid-in-capital	601,832	597,466
Treasury stock, at cost	(270,711)	(270,619)
Retained earnings	576,922	571,368
Accumulated other comprehensive income (loss)	(2,624)	(1,739)
Total stockholders’ equity	950,715	941,771
Total liabilities and stockholders' equity	$6,876,715	$6,380,588
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2026 and 2025
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Interest and dividend income:
Loans, including fees	$47,656	$53,576
Factored receivables, including fees	46,021	38,694
Securities	4,540	5,308
FHLB and other stock	272	249
Cash deposits	4,266	4,443
Total interest income	102,755	102,270
Interest expense:
Deposits	14,052	14,397
Subordinated notes	662	682
Junior subordinated debentures	954	994
Other borrowings	993	1,814
Total interest expense	16,661	17,887
Net interest income	86,094	84,383
Credit loss expense (benefit)	(607)	1,330
Net interest income after credit loss expense (benefit)	86,701	83,053
Noninterest income:
Service charges on deposits	1,212	1,596
Card income	1,960	1,797
Net gains (losses) on sale of loans	87	134
Net gains (losses) on disposal of premises and equipment	606	846
Fee income	13,735	9,114
Insurance commissions	1,111	1,250
Other	996	2,453
Total noninterest income	19,707	17,190
Noninterest expense:
Salaries and employee benefits	58,168	58,718
Occupancy, furniture and equipment	6,501	8,442
FDIC insurance and other regulatory assessments	1,058	727
Professional fees	4,763	6,064
Amortization of intangible assets	2,516	2,400
Advertising and promotion	1,212	1,464
Communications and technology	13,119	12,244
Software amortization	3,300	1,992
Travel and entertainment	1,520	1,492
Other	6,104	6,630
Total noninterest expense	98,261	100,173
Net income before income tax expense	8,147	70
Income tax expense	1,792	53
Net income	$6,355	$17
Dividends on preferred stock	(801)	(801)
Net income (loss) available to common stockholders	$5,554	$(784)
Earnings per common share
Basic	$0.23	$(0.03)
Diluted	$0.23	$(0.03)
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2026 and 2025
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$6,355	$17
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(1,170)	(404)
Tax effect	285	100
Unrealized holding gains (losses) arising during the period, net of taxes	(885)	(304)
Reclassification of amount realized through sale or call securities	—	—
Tax effect	—	—
Reclassification of amount realized through sale or call of securities, net of taxes	—	—
Change in unrealized gains (losses) on securities, net of tax	(885)	(304)
Total other comprehensive income (loss)	(885)	(304)
Comprehensive income (loss)	$5,470	$(287)
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2026 and 2025
(Dollar amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost		Other Comprehensive Income (Loss)
Balance, January 1, 2026	$45,000	23,765,385	$295	$597,466	5,770,441	$(270,619)	$571,368	$(1,739)	$941,771
Vesting of restricted stock units and performance stock units	—	3,750	—	—	—	—	—	—	—
Stock option exercises, net	—	13,633	—	(211)	—	—	—	—	(211)
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	24,926	1	1,159	—	—	—	—	1,160
Stock based compensation	—	—	—	3,418	—	—	—	—	3,418
Purchase of treasury stock	—	(1,441)	—	—	1,441	(92)	—	—	(92)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	6,355	—	6,355
Other comprehensive income (loss)	—	—	—	—	—	—	—	(885)	(885)
Balance, March 31, 2026	$45,000	23,806,253	$296	$601,832	5,771,882	$(270,711)	$576,922	$(2,624)	$950,715

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost
Balance, January 1, 2025	$45,000	23,391,411	$291	$567,884	5,729,802	$(268,356)	$549,215	$(3,115)	$890,919
Vesting of restricted stock and performance stock units	—	8,973	—	—	—	—	—	—	—
Stock option exercises, net	—	495	—	25	—	—	—	—	25
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	20,892	1	1,367	—	—	—	—	1,368
Stock based compensation	—	—	—	2,831	—	—	—	—	2,831
Forfeiture of restricted stock awards	—	(575)	—	36	575	(36)	—	—	—
Purchase of treasury stock, net	—	(1,456)	—	—	1,456	(128)	—	—	(128)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	17	—	17
Other comprehensive income (loss)	—	—	—	—	—	—	—	(304)	(304)
Balance, March 31, 2025	$45,000	23,419,740	$292	$572,143	5,731,833	$(268,520)	$548,431	$(3,419)	$893,927
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2026 and 2025
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$6,355	$17
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,883	3,944
Net accretion on loans	(100)	(247)
Amortization of subordinated notes issuance costs	50	70
Amortization of junior subordinated debentures	163	155
Net (accretion) amortization on securities	(68)	(131)
Amortization of intangible assets	2,516	2,400
Software amortization	3,300	1,992
Deferred taxes, net	4,923	1,814
Credit loss expense (benefit)	(607)	1,330
Stock based compensation	3,418	2,831
Net (gains) losses on equity securities	29	(67)
Net OREO (gains) losses and valuation adjustments	(102)	—
Net (gains) losses on disposal of premises and equipment	(606)	(846)
Origination of loans held for sale	(5,539)	(4,611)
Proceeds from sale of loans originated or purchased for sale	3,272	5,725
Net (gains) losses on sale of loans	(87)	(134)
Net change in operating leases	(156)	(111)
Change in estimated fair value of revenue share asset	122	(173)
(Increase) decrease in other assets	(3,977)	(4,809)
Increase (decrease) in other liabilities	(10,734)	(12,767)
Net cash provided by (used in) operating activities	5,055	(3,618)
Cash flows from investing activities:
Purchases of securities available for sale	—	(85,001)
Proceeds from maturities, calls, and pay downs of securities available for sale	23,613	54,318
Proceeds from maturities, calls, and pay downs of securities held to maturity	43	46
Purchases of loans held for investment	(3,489)	(4,437)
Proceeds from sale of loans	—	2,989
Net change in loans	(195,782)	(126,125)
Purchases of premises and equipment	(1,748)	(4,247)
Proceeds from sales of premises and equipment	1,050	11,454
Net proceeds from sale of OREO	312	—
Expenditures for capitalized software	(5,252)	(4,890)
(Purchases) redemptions of FHLB and other restricted stock, net	9,887	1,067
Acquired intangible assets	—	(123)
Net cash provided by (used in) investing activities	(171,366)	(154,949)
Cash flows from financing activities:
Net increase (decrease) in deposits	749,723	155,930
Increase (decrease) in Federal Home Loan Bank advances	(250,000)	175,000
Preferred stock dividends	(801)	(801)
Stock option exercises, net	(211)	25
Proceeds from employee stock purchase plan common stock issuance	1,160	1,368
Purchase of treasury stock, net	(92)	(128)
Net cash provided by (used in) financing activities	499,779	331,394
Net increase (decrease) in cash and cash equivalents	333,468	172,827
Cash and cash equivalents at beginning of period	248,471	330,117
Cash and cash equivalents at end of period	581,939	502,944
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2026 and 2025
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow information:
Interest paid	$19,718	$17,130
Income taxes paid, net	$139	$(45)
Cash paid for operating lease liabilities	$1,515	$1,478
Supplemental noncash disclosures:
Loans held for investment transferred to loans held for sale	$—	$5,747
Lease liabilities arising from obtaining right-of-use assets	$—	$35

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
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
The $19.4 million Misdirected Payments Receivable balance was legally discharged upon receipt of the settlement proceeds on July 10, 2025. The USPS Settlement did not have an impact on pretax net income for the three months ended March 31, 2026 and 2025.
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
During the three months ended September 30, 2025, the Company recognized $3,134,000 of expense related to the reduction in force, which consisted primarily of one-time termination charges arising from severance obligations and other customary employee benefit payments made in connection with a reduction in force. These costs were included in salaries and benefits expense in the consolidated statements of income and for segment reporting, $522,000 of the expense was recognized by the Banking segment, $1,059,000 was recognized by the Factoring segment, $513,000 was recognized by the Payments segment, $210,000 was recognized by the Intelligence segment, and $830,000 was allocated to the corporate and other category. The Company's Factoring segment recognized an additional $68,000 of severance expense during the three months ended December 31, 2025.
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
The Company has recognized goodwill of $113,347,000, which included measurement period adjustments related to customary settlement adjustments, intangible asset valuation adjustments, and the finalization of the Greenscreens stub period tax return and its impact on the acquired deferred tax liability. Goodwill was calculated as the excess of the fair value of consideration exchanged as compared to the fair value of identifiable net assets acquired. The goodwill in this acquisition resulted from expected synergies between the Company's Factoring, Payments, and Intelligence segments, as well as progress towards the development of data products to be offered to the freight brokerage community; therefore goodwill of $16,293,000 was allocated to the Company's Factoring segment, $15,601,000 was allocated to the Company's Payments segment, and $81,453,000 was allocated to the Company’s Intelligence segment. The goodwill will not be deducted for tax purposes. The initial accounting for the acquisition has not been completed because the fair values of the consideration paid, the assets acquired, and the liabilities assumed have not yet been finalized.
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
NOTE 3 — SECURITIES
Equity Securities With Readily Determinable Fair Values
The Company held equity securities with readily determinable fair values of $4,559,000 and $4,588,000 at March 31, 2026 and December 31, 2025, respectively. The gross realized and unrealized gains and losses recognized on equity securities with readily determinable fair values included in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Unrealized gains (losses) on equity securities held at the reporting date	$(29)	$67
Realized gains (losses) on equity securities sold during the period	—	—
	$(29)	$67
Equity Securities Without Readily Determinable Fair Values
The following table summarizes the Company's investments in equity securities without readily determinable fair values:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Equity Securities without readily determinable fair value, at cost	$66,601	$75,499
Upward adjustments based on observable price changes, cumulative	10,163	10,163
Impairments and downward adjustments based on observable price changes, cumulative	$(1,212)	$(1,212)
Equity Securities without readily determinable fair value, carrying value	$75,552	$84,450
Equity securities without readily determinable fair values include Federal Home Loan Bank and other restricted stock, which are reported separately in the Company's consolidated balance sheets. Equity securities without readily determinable fair values also include the Company's investments in the common stock of Trax Group, Inc. and Warehouse Solutions Inc., with carrying amounts of $9,700,000 and $38,088,000, respectively, at March 31, 2026. Both investments have been allocated to our Payments segment and are included in other assets in the Company's consolidated balance sheets.
There were no realized or unrealized gains or losses recognized on equity securities without readily determinable fair values during the three months ended March 31, 2026 and 2025.
Management monitors its equity securities without readily determinable fair values for observable transactions in similar equity instruments as well as indicators of impairment, either of which would require it to mark such equity securities to fair value. No such transactions or indicators of impairment were detected during the three months ended March 31, 2026.

TRIUMPH FINANCIAL, INC.
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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2026
Available for sale securities:
Mortgage-backed securities, residential	$88,305	$237	$(3,798)	$—	$84,744
Asset-backed securities	780	—	(1)	—	779
State and municipal	2,637	—	(57)	—	2,580
CLO securities	249,991	254	(69)	—	250,176
Corporate bonds	264	—	(3)	—	261
SBA pooled securities	1,062	9	(49)	—	1,022
Total available for sale securities	$343,039	$500	$(3,977)	$—	$339,562

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2026
Held to maturity securities:
CLO securities	$3,135	$—	$(1,481)	$1,654
Allowance for credit losses	(2,104)
Total held to maturity securities, net of ACL	$1,031

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2025
Available for sale securities:
Mortgage-backed securities, residential	$91,642	$462	$(3,604)	$—	$88,500
Asset-backed securities	812	—	(1)	—	811
State and municipal	2,638	—	(49)	—	2,589
CLO Securities	270,148	926	—	—	271,074
Corporate bonds	265	—	(2)	—	263
SBA pooled securities	1,079	10	(49)	—	1,040
Total available for sale securities	$366,584	$1,398	$(3,705)	$—	$364,277

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2025
Held to maturity securities:
CLO securities	$3,178	$—	$(1,300)	$1,878
Allowance for credit losses	(1,628)
Total held to maturity securities, net of ACL	$1,550

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The amortized cost and estimated fair value of securities at March 31, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one year to five years	2,133	2,119	3,135	1,654
Due from five years to ten years	23,183	23,217	—	—
Due after ten years	227,576	227,681	—	—
	252,892	253,017	3,135	1,654
Mortgage-backed securities, residential	88,305	84,744	—	—
Asset-backed securities	780	779	—	—
SBA pooled securities	1,062	1,022	—	—
	$343,039	$339,562	$3,135	$1,654
There were no sales of debt securities during the three months ended March 31, 2026 and 2025.
Debt securities with a carrying amount of approximately $28,881,000 and $28,896,000 at March 31, 2026 and December 31, 2025, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.
Accrued interest on available for sale securities totaled $2,962,000 and $3,387,000 at March 31, 2026 and December 31, 2025, respectively, and was included in other assets on the Company's consolidated balance sheets. There was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2026 and 2025.
The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2026
Available for sale securities:
Mortgage-backed securities, residential	$17,871	$(179)	$26,925	$(3,619)	$44,796	$(3,798)
Asset-backed securities	779	(1)	—	—	779	(1)
State and municipal	863	(1)	1,537	(56)	2,400	(57)
CLO securities	42,539	(69)	—	—	42,539	(69)
Corporate bonds	261	(3)	—	—	261	(3)
SBA pooled securities	—	—	735	(49)	735	(49)
	$62,313	$(253)	$29,197	$(3,724)	$91,510	$(3,977)

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
Available for sale securities:
Mortgage-backed securities, residential	$14,533	$(85)	$30,284	$(3,519)	$44,817	$(3,604)
Asset-backed securities	811	(1)	—	—	811	(1)
State and municipal	505	—	1,544	(49)	2,049	(49)
CLO Securities	—	—	—	—	—	—
Corporate bonds	—	—	263	(2)	263	(2)
SBA pooled securities	—	—	747	(49)	747	(49)
	$15,849	$(86)	$32,838	$(3,619)	$48,687	$(3,705)
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
At March 31, 2026, the Company had 78 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2026, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore the Company carried no allowance for credit losses on available for sale debt securities at March 31, 2026.
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Three Months Ended March 31,
Held to Maturity CLO Securities	2026	2025
Allowance for credit losses:
Beginning balance	$1,628	$3,491
Credit loss expense	476	145
Charge-offs	—	(2,160)
Recoveries	—	—
Allowance for credit losses ending balance	$2,104	$1,476
The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation ("CLO") funds. These securities are the junior-most in securitization capital structures and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially. The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. During the three months ended March 31, 2025, the Company charged off one of its three investments in these CLO funds as it was deemed to be an uncollectible investment. The charge-off was fully reserved in a prior period. At March 31, 2026 and December 31, 2025, $1,913,000 and $1,913,000, respectively, of the Company’s held to maturity securities were classified as nonaccrual.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Sale
The following table presents loans held for sale:

(Dollars in thousands)	March 31, 2026	December 31, 2025
1-4 family residential	$2,495	$459
Total loans held for sale	$2,495	$459
Loans Held for Investment
Loans
The following table presents the amortized cost and unpaid principal balance of loans held for investment:

	March 31, 2026			December 31, 2025
(Dollars in thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial real estate	$724,923	$724,940	$(17)	$730,435	$730,533	$(98)
Construction, land development, land	206,693	206,865	(172)	224,214	224,414	(200)
1-4 family residential	187,991	186,751	1,240	193,508	192,322	1,186
Farmland	42,666	42,705	(39)	43,433	43,474	(41)
Commercial	1,112,802	1,122,350	(9,548)	1,163,664	1,173,373	(9,709)
Factored receivables	1,717,808	1,721,962	(4,154)	1,462,900	1,465,854	(2,954)
Consumer	15,381	15,394	(13)	16,819	16,833	(14)
Mortgage warehouse	1,180,875	1,180,875	—	1,156,334	1,156,334	—
Total loans held for investment	5,189,139	$5,201,842	$(12,703)	4,991,307	$5,003,137	$(11,830)
Allowance for credit losses	(34,157)			(36,511)
	$5,154,982			$4,954,796
The difference between the amortized cost and the unpaid principal is due to (1) premiums and discounts associated with acquired loans totaling $9,198,000 and $9,300,000 at March 31, 2026 and December 31, 2025, respectively, and (2) net deferred origination and factoring fees totaling $3,505,000 and $2,530,000 at March 31, 2026 and December 31, 2025, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $35,347,000 and $42,478,000 at March 31, 2026 and December 31, 2025, respectively, and was included in other assets on the Company's consolidated balance sheets.
As of March 31, 2026, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (20%), Colorado (10%), Illinois (11%), and Iowa (4%) make up 45% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2025, the states of Texas (20%), Illinois (10%), Colorado (10%), and Iowa (4%) made up 44% of the Company’s gross loans, excluding factored receivables.
A majority (97%) of the Company's factored receivables, representing approximately 32% of the Company's total loan portfolio as of March 31, 2026, are transportation receivables. At December 31, 2025, 97% of the Company's factored receivables, representing approximately 29% of the Company's total loan portfolio, were transportation receivables.
At March 31, 2026 and December 31, 2025, the Company had $314,781,000 and $338,496,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans with carrying amounts of $1,572,177,000 and $1,725,914,000 at March 31, 2026 and December 31, 2025, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and Federal Reserve Bank discount window borrowing capacity.
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three Months Ended March 31, 2026
Commercial real estate	$4,713	$561	$—	$—	$5,274
Construction, land development, land	2,970	(472)	—	—	2,498
1-4 family residential	1,927	(5)	—	2	1,924
Farmland	298	1	—	—	299
Commercial	14,947	(1,902)	(258)	8	12,795
Factored receivables	10,069	1,254	(1,777)	281	9,827
Consumer	429	41	(137)	24	357
Mortgage warehouse	1,158	25	—	—	1,183
	$36,511	$(497)	$(2,172)	$315	$34,157

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three Months Ended March 31, 2025
Commercial real estate	$3,825	$945	$(116)	$3	$4,657
Construction, land development, land	2,873	(234)	—	—	2,639
1-4 family residential	1,404	41	(1)	2	1,446
Farmland	386	(60)	—	—	326
Commercial	21,419	(931)	(4,371)	74	16,191
Factored receivables	9,600	1,509	(1,408)	150	9,851
Consumer	185	102	(179)	47	155
Mortgage warehouse	1,022	(58)	—	—	964
	$40,714	$1,314	$(6,075)	$276	$36,229
The decrease in required ACL during the three months ended March 31, 2026 is a function of net charge-offs of $1,857,000 and credit loss benefit of $497,000.
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For all DCF models at March 31, 2026, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At March 31, 2026 as compared to December 31, 2025, the Company forecasted minimal change in national unemployment and modest improvement in one-year percentage change in national retail sales, one-year percentage change in national home price index, and one-year percentage change in national gross domestic product. At March 31, 2026 for national unemployment, the Company projected a percentage in the first quarter that would be slightly higher than the current unemployment rate followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected an increase in the first projected quarter followed by a decline to negative levels over the last three projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected a breakeven level in the first projected quarter followed by a steep drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected very low growth for the first two projected quarters with low levels of contraction for the final two projected quarters. At March 31, 2026, the Company used its historical prepayment speeds with minimal adjustment.
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
For the three months ended March 31, 2026, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period decreased the required ACL by $1,680,000. Changes in loan volume and mix increased the required ACL by $110,000. Changes in required specific reserves decreased the ACL by $785,000. Net charge-offs during the period were $1,857,000.
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
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
March 31, 2026
Commercial real estate	$63,243	$—	$—	$—	$63,243	$687
Construction, land development, land	—	—	—	—	—	—
1-4 family residential	1,719	—	—	—	1,719	—
Farmland	243	—	50	132	425	—
Commercial	173	—	37,645	4,520	42,338	1,748
Factored receivables	—	5,356	—	—	5,356	1,066
Consumer	—	—	—	21	21	—
Mortgage warehouse	—	—	—	—	—	—
Total	$65,378	$5,356	$37,695	$4,673	$113,102	$3,501

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
December 31, 2025
Commercial real estate	$25,162	$—	$—	$—	$25,162	$—
Construction, land development, land	—	—	—	—	—	—
1-4 family residential	1,827	—	—	—	1,827	—
Farmland	1,177	—	55	138	1,370	—
Commercial	173	—	40,647	4,627	45,447	1,708
Factored receivables	—	4,650	—	—	4,650	2,578
Consumer	—	—	—	12	12	—
Mortgage warehouse	—	—	—	—	—	—
Total	$28,339	$4,650	$40,702	$4,777	$78,468	$4,286
Commercial loans secured by Other collateral primarily consist of large liquid credit loans secured by the underlying enterprise values of the borrowers.
Past Due and Nonaccrual Loans
The following tables present an aging of contractually past due loans:

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
March 31, 2026
Commercial real estate	$3,661	$693	$42,287	$46,641	$678,282	$724,923	$—
Construction, land development, land	—	—	—	—	206,693	206,693	—
1-4 family residential	1,983	1,004	1,245	4,232	183,759	187,991	—
Farmland	—	1,338	—	1,338	41,328	42,666	—
Commercial	9,155	5,223	30,809	45,187	1,067,615	1,112,802	—
Factored receivables	19,623	3,646	1,101	24,370	1,693,438	1,717,808	1,101
Consumer	3	—	9	12	15,369	15,381	—
Mortgage warehouse	—	—	—	—	1,180,875	1,180,875	—
Total	$34,425	$11,904	$75,451	$121,780	$5,067,359	$5,189,139	$1,101

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
December 31, 2025
Commercial real estate	$40,346	$688	$6,851	$47,885	$682,550	$730,435	$—
Construction, land development, land	—	—	—	—	224,214	224,214	—
1-4 family residential	370	1,138	1,489	2,997	190,511	193,508	—
Farmland	218	—	—	218	43,215	43,433	—
Commercial	31,105	6,798	13,299	51,202	1,112,462	1,163,664	1,178
Factored receivables	25,876	6,334	1,347	33,557	1,429,343	1,462,900	1,347
Consumer	14	9	—	23	16,796	16,819	—
Mortgage warehouse	—	—	—	—	1,156,334	1,156,334	—
Total	$97,929	$14,967	$22,986	$135,882	$4,855,425	$4,991,307	$2,525
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Total Nonaccrual	Nonaccrual With No ACL	Total Nonaccrual	Nonaccrual With No ACL
Commercial real estate	$46,544	$42,551	$8,502	$8,502
Construction, land development, land	—	—	—	—
1-4 family residential	1,682	1,682	1,790	1,790
Farmland	426	426	458	458
Commercial	42,162	36,166	45,446	38,224
Factored receivables	—	—	—	—
Consumer	21	21	12	12
Mortgage warehouse	—	—	—	—
	$90,835	$80,846	$56,208	$48,986
The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Commercial real estate	$264	$14
Construction, land development, land	—	—
1-4 family residential	3	—
Farmland	—	—
Commercial	27	3
Factored receivables	—	—
Consumer	—	—
Mortgage warehouse	—	—
	$294	$17
There was no interest earned on nonaccrual loans during the three months ended March 31, 2026 and 2025.
The following table presents information regarding nonperforming loans:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Nonaccrual loans	$90,835	$56,208
Nonperforming factored receivables	1,101	1,347
	$91,936	$57,555
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
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. As of March 31, 2026 and December 31, 2025, based on the most recent analysis performed, the risk category of loans is as follows:

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
March 31, 2026	2026	2025	2024	2023	2022	Prior
Commercial real estate
Pass	$3,816	$192,815	$159,237	$56,329	$31,341	$161,702	$7,721	$834	$613,795
Classified	—	—	—	83,715	3,154	23,304	955	—	111,128
Total commercial real estate	$3,816	$192,815	$159,237	$140,044	$34,495	$185,006	$8,676	$834	$724,923
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction, land development, land
Pass	$921	$30,338	$58,362	$115,270	$733	$1,069	$—	$—	$206,693
Classified	—	—	—	—	—	—	—	—	—
Total construction, land development, land	$921	$30,338	$58,362	$115,270	$733	$1,069	$—	$—	$206,693
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential
Pass	$3,118	$52,797	$40,482	$14,504	$8,108	$31,270	$30,531	$2,838	$183,648
Classified	—	361	9	900	80	2,673	320	—	4,343
Total 1-4 family residential	$3,118	$53,158	$40,491	$15,404	$8,188	$33,943	$30,851	$2,838	$187,991
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$—	$8,962	$9,945	$4,023	$3,477	$14,199	$916	$317	$41,839
Classified	—	—	—	—	—	827	—	—	827
Total farmland	$—	$8,962	$9,945	$4,023	$3,477	$15,026	$916	$317	$42,666
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$73,751	$311,612	$209,504	$70,273	$25,532	$17,854	$358,921	$1,833	$1,069,280
Classified	1,249	5,378	548	8,261	3,546	1,178	23,362	—	43,522
Total commercial	$75,000	$316,990	$210,052	$78,534	$29,078	$19,032	$382,283	$1,833	$1,112,802
YTD gross charge-offs	$—	$99	$2	$100	$57	$—	$—	$—	$258

Factored receivables
Pass	$1,712,911	$—	$—	$—	$—	$—	$—	$—	$1,712,911
Classified	4,897	—	—	—	—	—	—	—	4,897
Total factored receivables	$1,717,808	$—	$—	$—	$—	$—	$—	$—	$1,717,808
YTD gross charge-offs	$—	$1,777	$—	$—	$—	$—	$—	$—	$1,777

Consumer
Pass	$5,283	$3,728	$946	$641	$182	$371	$4,209	$—	$15,360
Classified	—	9	—	—	—	12	—	—	21
Total consumer	$5,283	$3,737	$946	$641	$182	$383	$4,209	$—	$15,381
YTD gross charge-offs	$107	$19	$4	$7	$—	$—	$—	$—	$137

Mortgage warehouse
Pass	$1,180,875	$—	$—	$—	$—	$—	$—	$—	$1,180,875
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$1,180,875	$—	$—	$—	$—	$—	$—	$—	$1,180,875
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$2,980,675	$600,252	$478,476	$261,040	$69,373	$226,465	$402,298	$5,822	$5,024,401
Classified	6,146	5,748	557	92,876	6,780	27,994	24,637	—	164,738
Total loans	$2,986,821	$606,000	$479,033	$353,916	$76,153	$254,459	$426,935	$5,822	$5,189,139
YTD gross charge-offs	$107	$1,895	$6	$107	$57	$—	$—	$—	$2,172

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2025	2025	2024	2023	2022	2021	Prior
Commercial real estate
Pass	$194,679	$167,423	$57,294	$32,510	$66,763	$96,283	$2,639	$841	$618,432
Classified	—	—	83,865	2,696	1,301	23,453	688	—	112,003
Total commercial real estate	$194,679	$167,423	$141,159	$35,206	$68,064	$119,736	$3,327	$841	$730,435
YTD gross charge-offs	$—	$—	$116	$—	$—	$87	$—	$—	$203

Construction, land development, land
Pass	$14,821	$87,037	$120,397	$843	$769	$347	$—	$—	$224,214
Classified	—	—	—	—	—	—	—	—	—
Total construction, land development, land	$14,821	$87,037	$120,397	$843	$769	$347	$—	$—	$224,214
YTD gross charge-offs	$—	$—	$—	$—	$—	$250	$—	$—	$250

1-4 family residential
Pass	$54,257	$41,135	$15,614	$11,408	$14,114	$18,889	$31,545	$2,286	$189,248
Classified	365	9	899	82	1,120	1,734	51	—	4,260
Total 1-4 family residential	$54,622	$41,144	$16,513	$11,490	$15,234	$20,623	$31,596	$2,286	$193,508
YTD gross charge-offs	$—	$—	$—	$—	$—	$104	$—	$—	$104

Farmland
Pass	$9,001	$9,827	$4,068	$3,613	$2,330	$12,939	$458	$358	$42,594
Classified	—	—	—	—	—	839	—	—	839
Total farmland	$9,001	$9,827	$4,068	$3,613	$2,330	$13,778	$458	$358	$43,433
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$335,153	$225,023	$82,460	$32,954	$7,901	$13,026	$417,434	$2,153	$1,116,104
Classified	4,409	1,524	10,608	5,478	956	928	23,657	—	47,560
Total commercial	$339,562	$226,547	$93,068	$38,432	$8,857	$13,954	$441,091	$2,153	$1,163,664
YTD gross charge-offs	$—	$4,924	$7,950	$1,180	$276	$10,816	$—	$—	$25,146

Factored receivables
Pass	$1,458,558	$—	$—	$—	$—	$—	$—	$—	$1,458,558
Classified	4,342	—	—	—	—	—	—	—	4,342
Total factored receivables	$1,462,900	$—	$—	$—	$—	$—	$—	$—	$1,462,900
YTD gross charge-offs	$5,229	$1,408	$—	$—	$—	$—	$—	$—	$6,637

Consumer
Pass	$9,851	$1,162	$778	$226	$167	$314	$4,309	$—	$16,807
Classified	—	—	—	—	—	12	—	—	12
Total consumer	$9,851	$1,162	$778	$226	$167	$326	$4,309	$—	$16,819
YTD gross charge-offs	$467	$81	$13	$6	$—	$18	$—	$—	$585

Mortgage warehouse
Pass	$1,156,334	$—	$—	$—	$—	$—	$—	$—	$1,156,334
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$1,156,334	$—	$—	$—	$—	$—	$—	$—	$1,156,334
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$3,232,654	$531,607	$280,611	$81,554	$92,044	$141,798	$456,385	$5,638	$4,822,291
Classified	9,116	1,533	95,372	8,256	3,377	26,966	24,396	—	169,016
Total loans	$3,241,770	$533,140	$375,983	$89,810	$95,421	$168,764	$480,781	$5,638	$4,991,307
YTD gross charge-offs	$5,696	$6,413	$8,079	$1,186	$276	$11,275	$—	$—	$32,925

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
The following tables present the amortized cost basis of loan modifications to borrowers experiencing financial difficulty made during the reporting period:

	Term Extension
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Term Extended By
Three Months Ended March 31, 2026
Commercial real estate	$49,199	6.8%	0.2 years
Commercial	2,038	0.2%	0.3 years
	$51,237	1.0%

Three Months Ended March 31, 2025
Commercial real estate	$83,350	10.3%	0.3 years
1-4 family residential	19	—%	4.8 years
Commercial	1,678	0.1%	0.3 years
	$85,047	1.8%

	Term Extension and Payment Delay
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Term Extended By	Payments Delayed By
Three Months Ended March 31, 2026
Commercial real estate	$688	0.1%	0.6 years	0.5 years
	$688	—%

	Payment Delay
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Payments Delayed By
Three Months Ended March 31, 2025
Commercial	$566	0.1%	0.5 years
	$566	—%
Generally, if a loan to a borrower experiencing financial difficulty is modified, the Company will seek to obtain credit enhancements when possible.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the payment status of loans that have been modified in the last twelve months:

	March 31, 2026
(Dollars in thousands)	Current	Past Due 30-89 Days	Past Due 90 Days or More	Total
Commercial real estate	$66,434	$1,668	$37,524	$105,626
Construction, land development, land	—	—	—	—
1-4 family residential	9	—	—	9
Farmland	—	—	—	—
Commercial	10,683	680	16	11,379
Factored receivables	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
	$77,126	$2,348	$37,540	$117,014
At March 31, 2026, the Company had $108,000 of commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.
There were $37,524,000 of commercial real estate loans and $696,000 of commercial loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2026 and were modified in the form of a term extension in the twelve months prior to that default.
There were no loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2025 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.
Residential Real Estate Loans In Process of Foreclosure
At March 31, 2026 and December 31, 2025, the Company had $448,000 and$371,000, respectively, of 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.
Other Real Estate Owned
At March 31, 2026 and December 31, 2025, the Company had $9,975,000 and $10,185,000 of other real estate owned, net.
NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Goodwill	$355,296	$355,296

	March 31, 2026			December 31, 2025
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,578	$(42,101)	$1,477	$43,578	$(41,836)	$1,742
Customer relationship intangibles	65,494	(30,486)	35,008	65,494	(28,776)	36,718
Software intangible assets	26,932	(18,982)	7,950	26,932	(18,461)	8,471
Other intangible assets	3,641	(2,704)	937	3,641	(2,684)	957
	$139,645	$(94,273)	$45,372	$139,645	$(91,757)	$47,888

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The changes in goodwill and intangible assets during the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Beginning balance	$403,184	$258,208
Acquired intangible assets	—	123
Amortization of intangibles	(2,516)	(2,400)
Amortization of intangibles included in lease income	—	(19)
Ending balance	$400,668	$255,912
NOTE 6 — VARIABLE INTEREST ENTITIES
Collateralized Loan Obligation Funds – Closed
The Company holds investments in the subordinated notes of the following closed Collateralized Loan Obligation (“CLO”) funds:

(Dollars in thousands)	Offering Date	Offering Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO VI, LTD (Trinitas VI)	June 20, 2017	$717,100
The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $1,031,000 and $1,550,000 at March 31, 2026 and December 31, 2025, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.
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
NOTE 7 — LEGAL CONTINGENCIES
TBK Bank, SSB (the “Bank”), the wholly-owned bank subsidiary of the Company, is the agent bank for a $60.5 million floorplan loan facility, of which the Bank holds approximately $22.5 million, for which Tricolor Holdings, LLC (“Tricolor”) is the lead borrower. On September 10, 2025, Tricolor and its affiliates filed for Chapter 7 bankruptcy in the United States District Court for the Northern District of Texas. Public reports have surfaced alleging that Tricolor was engaged in fraud; however, the details of this alleged fraud are not yet known. The floorplan loan facility is secured by a first-priority security interest in the vehicle inventory and certain other assets of Tricolor. As of March 31, 2026, the Bank believes its collateral position adequately secures the outstanding balance of the loan facility. As the bankruptcy proceedings progress, however, the Bank may discover additional information regarding the status of specific collateral securing the loan. Other creditors have asserted that they have interests in some of the collateral in which the Bank asserts a first-priority security interest. To the extent necessary, the bankruptcy court may ultimately have to determine the Bank’s and other creditors’ interest in such collateral. The Company may also be subject to additional claims asserted by creditors or the trustee in the bankruptcy proceedings. Should any of such factual determinations or developments in the bankruptcy proceedings negatively impact the Bank’s assessment of its collateral position or otherwise have a negative impact on the Company, the Company might incur losses which could be material to our business, financial condition and results of operations.
Additionally, other various legal claims have arisen from time to time in the normal course of business which, in the opinion of management as of March 31, 2026, will have no material effect on the Company’s consolidated financial statements.

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
The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	March 31, 2026			December 31, 2025
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$78,523	$334,335	$412,858	$92,223	$440,289	$532,512
Standby letters of credit	$5,832	$3,682	$9,514	$7,090	$2,951	$10,041
Mortgage warehouse and other loan commitments	$—	$724,541	$724,541	$—	$702,984	$702,984
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
Mortgage warehouse commitments are unconditionally cancellable and represent the unused capacity on mortgage warehouse facilities the Company has approved. The Company reserves the right to refuse to buy any mortgage loans offered for sale by a customer, for any reason, at the Company’s sole and absolute discretion. Other loan commitments represent loans purchased by the Company that have not yet settled.
The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At March 31, 2026 and December 31, 2025, the allowance for credit losses on off-balance sheet credit exposures totaled $1,756,000 and $2,342,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The following table presents credit loss expense for off balance sheet credit exposures:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Credit loss expense (benefit)	$(586)	$(129)
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
The methods of determining the fair value of assets and liabilities presented in this note are consistent with the methodologies disclosed in Note 15 of the Company’s 2025 Form 10-K.
Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
March 31, 2026	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$84,744	$—	$84,744
Asset-backed securities	—	779	—	779
State and municipal	—	2,580	—	2,580
CLO securities	—	250,176	—	250,176
Corporate bonds	—	261	—	261
SBA pooled securities	—	1,022	—	1,022
	$—	$339,562	$—	$339,562

Equity securities with readily determinable fair values
Mutual fund	$4,559	$—	$—	$4,559

Loans held for sale	$—	$2,495	$—	$2,495

Revenue share asset	$—	$—	$1,448	$1,448

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2025	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$88,500	$—	$88,500
Asset-backed securities	—	811	—	811
State and municipal	—	2,589	—	2,589
CLO Securities	—	271,074	—	271,074
Corporate bonds	—	263	—	263
SBA pooled securities	—	1,040	—	1,040
	$—	$364,277	$—	$364,277

Equity securities with readily determinable fair values
Mutual fund	$4,588	$—	$—	$4,588

Loans held for sale	$—	$459	$—	$459

Revenue share asset	$—	$—	$1,598	$1,598
There were no transfers between levels during 2026 or 2025.
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
At March 31, 2026 and December 31, 2025, the estimated cash payments expected to be received from the purchaser for the Company's share of future gross monthly revenue was $2,065,000 and $2,256,000, respectively, and a discount rate of 10.0% was applied to calculate the present value of the revenue share asset. A reconciliation of the opening balance to the closing balance of the fair value of the revenue share asset is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Beginning balance	$1,598	$2,616
Revenue share asset recognized	—	—
Change in fair value of revenue share asset recognized in earnings	(122)	173
Revenue share payments received	(28)	(282)
Ending balance	$1,448	$2,507

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2026 and December 31, 2025.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
March 31, 2026	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$3,306	$3,306
Commercial	—	—	4,248	4,248
Factored receivables	—	—	4,290	4,290
	$—	$—	$11,844	$11,844

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2025	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial	—	—	5,515	5,515
Factored receivables	—	—	2,072	2,072
	$—	$—	$7,587	$7,587
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at March 31, 2026 and December 31, 2025 were as follows:

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
March 31, 2026		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$581,939	$581,939	$—	$—	$581,939
Securities - held to maturity	1,031	—	—	1,654	1,654
Loans not previously presented, gross	5,177,295	44,171	—	5,085,962	5,130,133
FHLB and other restricted stock	4,366	N/A	N/A	N/A	N/A
Accrued interest receivable	39,322	39,322	—	—	39,322

Financial liabilities:
Deposits	5,699,939	—	5,697,040	—	5,697,040
Federal Home Loan Bank advances	30,000	—	30,000	—	30,000
Subordinated notes	69,929	—	65,628	—	65,628
Junior subordinated debentures	43,154	—	44,192	—	44,192
Accrued interest payable	11,620	11,620	—	—	11,620

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
December 31, 2025		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$248,471	$248,471	$—	$—	$248,471
Securities - held to maturity	1,550	—	—	1,878	1,878
Loans not previously presented, gross	4,983,720	31,254	—	4,903,148	4,934,402
FHLB and other restricted stock	14,253	N/A	N/A	N/A	N/A
Accrued interest receivable	46,254	46,254	—	—	46,254

Financial liabilities:
Deposits	4,950,216	—	4,948,300	—	4,948,300
Federal Home Loan Bank advances	280,000	—	280,000	—	280,000
Subordinated notes	69,879	—	65,581	—	65,581
Junior subordinated debentures	42,991	—	44,021	—	44,021
Accrued interest payable	14,890	14,890	—	—	14,890
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2026 and December 31, 2025, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2026 and December 31, 2025, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since March 31, 2026 that management believes have changed TBK Bank’s category.
The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table.

(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$720,677	12.6%	$459,067	8.0%	N/A	N/A
TBK Bank, SSB	$696,641	12.2%	$458,014	8.0%	$572,518	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$612,732	10.7%	$344,300	6.0%	N/A	N/A
TBK Bank, SSB	$660,729	11.5%	$343,511	6.0%	$458,014	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$524,578	9.1%	$258,225	4.5%	N/A	N/A
TBK Bank, SSB	$660,729	11.5%	$257,633	4.5%	$372,136	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$612,732	9.9%	$247,653	4.0%	N/A	N/A
TBK Bank, SSB	$660,729	10.7%	$247,487	4.0%	$309,359	5.0%

December 31, 2025
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$709,842	12.7%	$446,691	8.0%	N/A	N/A
TBK Bank, SSB	$694,230	12.5%	$445,538	8.0%	$556,922	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$599,481	10.7%	$335,018	6.0%	N/A	N/A
TBK Bank, SSB	$655,376	11.8%	$334,153	6.0%	$445,538	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$511,490	9.2%	$251,263	4.5%	N/A	N/A
TBK Bank, SSB	$655,376	11.8%	$250,615	4.5%	$361,999	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$599,481	9.9%	$243,240	4.0%	N/A	N/A
TBK Bank, SSB	$655,376	10.8%	$243,123	4.0%	$303,904	5.0%
Dividends paid by TBK Bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at March 31, 2026 and December 31, 2025. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At March 31, 2026 and December 31, 2025, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.
NOTE 11 — STOCKHOLDERS' EQUITY
The following summarizes the capital structure of Triumph Financial, Inc.
Preferred Stock Series C

(Dollars in thousands, except per share amounts)	March 31, 2026	December 31, 2025
Shares authorized	51,750	51,750
Shares issued	45,000	45,000
Shares outstanding	45,000	45,000
Par value per share	$0.01	$0.01
Liquidation preference per share	$1,000	$1,000
Liquidation preference amount	$45,000	$45,000
Dividend rate	7.125%	7.125%
Dividend payment dates	Quarterly	Quarterly
Common Stock

(Dollars in thousands, except per share amounts)	March 31, 2026	December 31, 2025
Shares authorized	50,000,000	50,000,000
Shares issued	29,578,135	29,535,826
Treasury shares	(5,771,882)	(5,770,441)
Shares outstanding	23,806,253	23,765,385
Par value per share	$0.01	$0.01
NOTE 12 — STOCK BASED COMPENSATION
Stock based compensation expense that has been charged against income was $3,418,000 and $2,831,000 for the three months ended March 31, 2026 and 2025.
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the three months ended March 31, 2026 were as follows:

Nonvested RSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2026	198,757	$59.96
Granted	—	—
Vested	(3,750)	125.72
Forfeited	(1,847)	60.83
Nonvested at March 31, 2026	193,160	$58.67
RSUs granted to employees under the Omnibus Incentive Plan typically vest over two to four years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of March 31, 2026, there was $3,710,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 2.43 years.
Market Based Performance Stock Units
A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the three months ended March 31, 2026 were as follows:

Nonvested Market Based PSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2026	245,423	$93.82
Granted	—	—
Performance adjustment	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2026	245,423	$93.82
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

As of March 31, 2026, there was $9,924,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 1.82 years.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options
A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the three months ended March 31, 2026 were as follows:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2026	328,197	$50.73
Granted	—	—
Exercised	(24,076)	15.87
Forfeited	—	—
Expired	—	$—
Outstanding at March 31, 2026	304,121	$53.49	6.39	$3,137

Fully vested shares and shares expected to vest at March 31, 2026	304,121	$53.49	6.39	$3,137

Shares exercisable at March 31, 2026	149,900	$48.77	4.28	$2,444
Information related to the stock options for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2026	2025
Aggregate intrinsic value of options exercised	$998	$14
Cash received from option exercises, net	(211)	25
Tax benefit realized from option exercises	210	3
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
As of March 31, 2026, there was $1,633,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 2.66 years.
Employee Stock Purchase Plan
During the year ended December 31, 2019, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the Company's 2019 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, 2,500,000 shares of common stock were reserved for issuance. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period. During the three months ended March 31, 2026 and 2025, 24,926 shares and 20,892 shares, respectively, were issued under the plan.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13 — EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Basic
Net income (loss) to common stockholders	$5,554	$(784)
Weighted average common shares outstanding	23,787,051	23,362,400
Basic earnings (loss) per common share	$0.23	$(0.03)
Diluted
Net income (loss) to common stockholders	$5,554	$(784)
Weighted average common shares outstanding	23,787,051	23,362,400
Dilutive effects of:
Assumed exercises of stock options	62,027	—
Restricted stock units	125,664	—
Performance stock units - market based	61,150	—
Employee stock purchase program	263	—
Average shares and dilutive potential common shares	24,036,155	23,362,400
Diluted earnings (loss) per common share	$0.23	$(0.03)
Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended March 31,
	2026	2025
Stock options	172,482	253,629
Restricted stock awards	—	48,076
Restricted stock units	—	203,812
Performance stock units - market based	—	82,020
Employee stock purchase program	—	—
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Payments Segment
The Payments segment derives a portion of its revenue from interest income on factored receivables and commercial loans related to invoice payments. These factored receivables consist of (i) invoices where we offer a Carrier a QuickPay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and (ii) factoring transactions where we purchase receivables payable to such freight brokers from their shipper clients. The Payments segment also offers commercial loans that result from our offering certain Brokers an additional liquidity option through the ability to settle their invoices with us on an extended term following our payment to their Carriers. There were no such commercial loans at March 31, 2026 and December 31, 2025. Such revenue falls under Topic 310 and is outside the scope of Topic 606.
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Capitalized contract costs consist of (i) deferred sales commissions that are incremental costs of obtaining customer contracts and (ii) deferred set-up costs, primarily direct payroll costs, for implementation services provided to customers prior to the launching of the Company’s products for general availability (go-live) to customers. Deferred sales commissions are amortized ratably over two years, taking into consideration the initial contract term, expected renewal periods, and sales commissions paid on such renewal periods. Deferred set-up costs are amortized ratably over four years which estimates the benefit period of the capitalized costs starting on the go-live date of the service. Deferred sales commissions and deferred set-up costs were included in other assets in the accompanying consolidated balance sheets and were $180,000 and $1,937,000, respectively, at March 31, 2026 and $220,000 and $1,840,000, respectively, at December 31, 2025. The table below shows the amortization of deferred sales commissions and deferred set-up costs, which is included in salaries and employee benefits in the consolidated statements of income:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Amortization of deferred sales commissions	$114	$131
Amortization of deferred set up costs	171	108
Total fee income	$285	$239
Given the nature of services provided, the Payments segment does not carry any material contract balances.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below shows the Payments segment’s revenue from transaction and network fees from external customers, which are disaggregated by customer category.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Broker fee income	$7,820	$5,178
Factor fee income	796	1,233
Other fee income	458	107
Total fee income	$9,074	$6,518
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
The Intelligence segment earns subscription revenue for such services from fees paid by its customers to receive access to the Intelligence platform via a software as a service agreement. Subscription revenue is recorded in Fee Income on the Consolidated Statements of Income and is subject to Topic 606. The customer is charged a monthly fixed subscription fee that is typically billed in arrears with payment due on 30 day terms and as such, no revenue is deferred.
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
Capitalized contract costs consist of (i) deferred sales commissions that are incremental costs of obtaining customer contracts and (ii) deferred set-up costs, primarily direct payroll costs, for implementation services provided to customers prior to the launching of the Company’s products for general availability (go-live) to customers. Deferred sales commissions are amortized ratably over two years, taking into consideration the initial contract term, expected renewal periods, and sales commissions paid on such renewal periods. Deferred set-up costs are amortized ratably over four years which estimates the benefit period of the capitalized costs starting on the go-live date of the service. Deferred sales commissions and deferred set-up costs were included in other assets in the accompanying consolidated balance sheets and were not significant at March 31, 2026 and December 31, 2025. The amortization of deferred sales commissions and deferred set-up costs is included in salaries and employee benefits in the consolidated statements of income and was not significant for the three months ended March 31, 2026 and 2025.
Given the nature of services provided, the Intelligence segment does not carry any material contract balances.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 15 — LESSOR OPERATING LEASES
On March 20, 2024, the Company purchased a building in Dallas, TX that was intended to be the future headquarters for Triumph Financial. On December 17, 2025, the Company sold the building and will not occupy it in any capacity. During the year ended December 31, 2025, the Company leased space in the building to tenants under operating leases. The table below shows the Company's revenue from these operating leases, which is included in non-interest income in the Company's consolidated statements of income.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Fixed payments	$—	$549
Variable payments	—	294
Amortization of intangibles included in lease income	—	(19)
Total lease income	$—	$824
NOTE 16 — BUSINESS SEGMENT INFORMATION
The Company's reportable segments are Banking, Factoring, Payments, and Intelligence, which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the operations of TBK Bank. The Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Factoring segment derives its revenue from factoring services. The Payments segment includes the presentment, audit, and payment solutions offered to Shipper, Broker, and Factor clients in the trucking industry. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of both invoices where we offer a Carrier a quickpay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and from offering Brokers the ability to settle their invoices with us on an extended term following our payment to their Carriers as an additional liquidity option for such Brokers. The Intelligence segment was launched at the beginning of the fourth quarter of 2024 to turn the over-the-road trucking data collected through our services into actionable insights for our customers. This launch coincided with our acquisition of the assets of Isometric Technologies Inc. that provides service and performance scoring and benchmarking capabilities to the over-the-road trucking industry. The operations of this segment were further supplemented with our acquisition of Greenscreens AI. Inc., a pricing solution for the logistics industry that delivers short-term freight market pricing intelligence and business insights, during the quarter ended June 30, 2025. The revenue for Intelligence offerings is derived through access and subscription fees, as well as seat licenses where applicable.
The Corporate and Other category consists of other business activities that do not represent a reportable segment.
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
Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are substantially the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2025 Form 10-K.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Transactions between segments consist primarily of borrowed funds, payment network fees, and servicing fees. Intersegment interest expense is allocated to the Factoring and Payments segments as described above. Payment network fees are paid by the Factoring segment to the Payments segment for use of the payments network. Servicing fees are paid by the Payments segment to the Factoring segment for servicing factoring transactions with freight broker clients transferred from the Factoring segment to the Payments segment to align with the supply chain finance product offerings for this business. Servicing fees are paid by the Payments segment to the Factoring segment for servicing such product. The Factoring and Payments segments pay fees to our Banking segment for the Banking segment's execution of various banking services that benefit those segments. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned to the related segment. Various shared service costs such as human resources, accounting, finance, risk management and information technology expense are assigned to the Corporate and Other category if they are not directly attributable to a segment. Other segment expense consists of various loan and card related expenses and other insignificant miscellaneous costs not specifically reviewed by the Company's chief operating decision maker. Taxes are paid on a consolidated basis and are not allocated for segment purposes.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)					Total	Corporate
Three Months Ended March 31, 2026	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$56,611	$38,944	$7,166	$—	$102,721	$34	$102,755
Intersegment interest allocations	5,731	(8,219)	2,488	—	—	—	—
Total interest expense	15,039	6	—	—	15,045	1,616	16,661
Net interest income (expense)	47,303	30,719	9,654	—	87,676	(1,582)	86,094
Credit loss expense (benefit)	(2,338)	1,057	197	—	(1,084)	477	(607)
Net interest income after credit loss expense	49,641	29,662	9,457	—	88,760	(2,059)	86,701
Noninterest income	6,158	1,918	9,163	2,397	19,636	71	19,707
Noninterest expense:
Salaries and employee benefits	14,974	11,841	8,774	3,217	38,806	19,362	58,168
Depreciation	1,577	288	176	16	2,057	826	2,883
Other occupancy, furniture and equipment	2,016	496	141	27	2,680	938	3,618
FDIC insurance and other regulatory assessments	1,058	—	—	—	1,058	—	1,058
Professional fees	2,324	277	234	129	2,964	1,799	4,763
Amortization of intangible assets	269	137	817	1,283	2,506	10	2,516
Advertising and promotion	354	261	196	94	905	307	1,212
Communications and technology	5,097	2,320	2,836	359	10,612	2,507	13,119
Software amortization	—	1,070	1,821	58	2,949	351	3,300
Travel and entertainment	229	230	293	146	898	622	1,520
Other	3,444	670	816	71	5,001	1,103	6,104
Total noninterest expense	31,342	17,590	16,104	5,400	70,436	27,825	98,261
Net intersegment noninterest income (expense)(2)	125	515	(640)	—	—	—	—
Net income (loss) before income tax expense	$24,582	$14,505	$1,876	$(3,003)	$37,960	$(29,813)	$8,147

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)					Total	Corporate
Three Months Ended March 31, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$63,493	$33,331	$5,363	$—	$102,187	$83	$102,270
Intersegment interest allocations	4,735	(7,653)	2,918	—	—	—	—
Total interest expense	16,211	—	—	—	16,211	1,676	17,887
Net interest income (expense)	52,017	25,678	8,281	—	85,976	(1,593)	84,383
Credit loss expense (benefit)	507	560	118	—	1,185	145	1,330
Net interest income after credit loss expense	51,510	25,118	8,163	—	84,791	(1,738)	83,053
Noninterest income	7,003	1,719	6,531	395	15,648	1,542	17,190
Noninterest expense:
Salaries and employee benefits	16,317	13,222	9,613	1,484	40,636	18,082	58,718
Depreciation	1,630	503	230	7	2,370	1,574	3,944
Other occupancy, furniture and equipment	2,102	537	168	7	2,814	1,684	4,498
FDIC insurance and other regulatory assessments	727	—	—	—	727	—	727
Professional fees	1,065	1,852	206	951	4,074	1,990	6,064
Amortization of intangible assets	385	193	1,551	116	2,245	155	2,400
Advertising and promotion	511	254	381	30	1,176	288	1,464
Communications and technology	5,015	2,274	2,469	227	9,985	2,259	12,244
Software amortization	56	594	1,196	2	1,848	144	1,992
Travel and entertainment	238	183	377	118	916	576	1,492
Other	3,025	741	922	66	4,754	1,876	6,630
Total noninterest expense	31,071	20,353	17,113	3,008	71,545	28,628	100,173
Net intersegment noninterest income (expense)(2)	137	435	(572)	—	—	—	—
Net income (loss) before income tax expense	$27,579	$6,919	$(2,991)	$(2,613)	$28,894	$(28,824)	$70
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
(2) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Three Months Ended March 31, 2026
Factoring revenue received from Payments	$—	$911	$(911)
Payments revenue received from Factoring	—	(287)	287
Banking revenue received from Payments and Factoring	125	(109)	(16)
Net intersegment noninterest income (expense)	$125	$515	$(640)

Three Months Ended March 31, 2025
Factoring revenue received from Payments	$—	$911	$(911)
Payments revenue received from Factoring	—	(372)	372
Banking revenue received from Payments and Factoring	137	(104)	(33)
Net intersegment noninterest income (expense)	$137	$435	$(572)

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)					Total	Corporate
March 31, 2026	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$4,721,989	$1,484,704	$794,090	$120,911	$7,121,694	$1,098,990	$(1,343,969)	$6,876,715
Gross loans	$3,467,421	$1,408,868	$312,850	$—	$5,189,139	$—	$—	$5,189,139

(Dollars in thousands)					Total	Corporate
December 31, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$4,480,124	$1,335,150	$774,979	$120,410	$6,710,663	$1,088,885	$(1,418,960)	$6,380,588
Gross loans	$3,525,447	$1,223,740	$242,120	$—	$4,991,307	$—	$—	$4,991,307

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s interim consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. See the “Forward-Looking Statements” section of this discussion for further information on forward-looking statements.
Overview
We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act, that offers a diversified line of banking, factoring, payments, and intelligence services. Our principal subsidiary is TBK Bank, SSB, a Texas state savings bank and the entity through which we offer substantially all of our products and services. Effective January, 1, 2025, we merged Triumph Financial Services LLC, the entity through which we previously conducted all of our factoring operations, with and into TBK Bank, SSB. As of March 31, 2026, we had consolidated total assets of $6.877 billion, total loans held for investment of $5.189 billion, total deposits of $5.700 billion and total stockholders’ equity of $950.7 million.
We offer traditional banking services, commercial lending product lines focused on businesses that require specialized financial solutions and national lending product lines that further diversify our lending operations. Our banking operations commenced in 2010 and include a branch network developed through organic growth and acquisition, including concentrations the front range of Colorado, the Quad Cities market in Iowa and Illinois and two full-service branches in Dallas, Texas. Our traditional banking offerings include a full suite of lending and deposit products and services. These activities are focused on our local market areas and some products are offered on a nationwide basis. They generate a stable source of core deposits and a diverse asset base to support our overall operations. Additionally, we offer equipment lending and mortgage warehouse lending on a nationwide basis to provide further asset base diversification and our mortgage warehouse lending generates stable deposits. Our Banking products and services share basic processes and have similar economic characteristics.
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
At March 31, 2026, our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Within such ecosystem, we operate our payments platform, which connects such parties to streamline and optimize the presentment, audit and payment of transportation invoices. We also act as capital provider to the Carrier industry through our factoring business. We have begun to offer data services through our Intelligence offerings. Our traditional banking operations provide stable, low cost deposits to support our operations, a diversified lending portfolio to add stability to our balance sheet, and a suite of traditional banking products and services to participants in the for-hire trucking ecosystem to deepen our relationship with such clients.
We have determined our reportable segments are Banking, Factoring, Payments and Intelligence. For the three months ended March 31, 2026, our Banking segment generated 51% of our total segment revenue (comprised of interest and noninterest income), our Factoring segment generated 33% of our total segment revenue, our Payments segment generated 13% of our total segment revenue, and our Intelligence segment generated 3% of our total segment revenue.
First Quarter 2026 Overview
Net income available to common stockholders for the three months ended March 31, 2026 was $5.6 million, or $0.23 per diluted share, compared to a net loss to common stockholders for the three months ended March 31, 2025 of $0.8 million, or $(0.03) per diluted share. For the three months ended March 31, 2026, our return on average common equity was 2.48% and our return on average assets was 0.39%.
At March 31, 2026, we had total assets of $6.877 billion, including gross loans held for investment of $5.189 billion, compared to $6.381 billion of total assets and $4.991 billion of gross loans held for investment at December 31, 2025. Total loans held for investment increased $197.8 million during the three months ended March 31, 2026. Our Banking loans, which constitute 67% of our total loan portfolio at March 31, 2026, decreased from $3.525 billion in aggregate as of December 31, 2025 to $3.467 billion as of March 31, 2026, a decrease of 1.6%. Our Factoring factored receivables, which constitute 27% of our total loan portfolio at March 31, 2026, increased from $1.221 billion in aggregate as of December 31, 2025 to $1.405 billion as of March 31, 2026, an increase of 15.1%. Our Payments factored receivables, which constitute 6% of our total loan portfolio at March 31, 2026, increased from $242.1 million in aggregate as of December 31, 2025 to $312.9 million as of March 31, 2026, an increase of 29.2%.
At March 31, 2026, we had total liabilities of $5.926 billion, including total deposits of $5.700 billion, compared to $5.439 billion of total liabilities and $4.950 billion of total deposits at December 31, 2025. Deposits increased $749.7 million during the three months ended March 31, 2026.
At March 31, 2026, we had total stockholders' equity of $950.7 million. During the three months ended March 31, 2026, total stockholders’ equity increased $8.9 million. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 10.68% and 12.56%, respectively, at March 31, 2026.

The total dollar value of invoices purchased by our Factoring segment during the three months ended March 31, 2026 was $3.263 billion with an average invoice size of $1,938. The average transportation invoice size for the three months ended March 31, 2026 was $1,897. This compares to invoice purchase volume of $2.708 billion with an average invoice size of $1,808 and average transportation invoice size of $1,769 during the same period a year ago.
Our Payments segment processed 8.2 million invoices paying Carriers a total of $11.014 billion during the three months ended March 31, 2026. This compares to processed volume of 7.2 million invoices for a total of $8.778 billion during the same period a year ago.
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

Transportation Update
Our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Because of this, we consider transportation revenue growth to be a key performance indicator for the Company. We generally measure transportation revenue growth on a linked quarter and a year-over-year timeframe. The table below illustrates such growth and further details around the calculation of revenue at each segment can be found in the tables within the Operating Segment Results section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Three Months Ended			Linked Quarter		Year over Year
(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025	$ Change	% Change	$ Change	% Change
Transportation Revenue
Factoring revenue	$41,773	$41,934	$35,961	$(161)	(0.4)%	$5,812	16.2%
Intersegment noninterest income	(911)	(911)	(911)	—	—%	—	—%
Factoring revenue excluding intersegment noninterest income	$40,862	$41,023	$35,050	$(161)	(0.4)%	$5,812	16.6%

Payments revenue	$19,104	$18,628	$15,184	$476	2.6%	$3,920	25.8%
Intersegment noninterest income	(287)	(290)	(372)	3	(1.0)%	85	(22.8)%
Payments revenue excluding intersegment noninterest income	$18,817	$18,338	$14,812	$479	2.6%	$4,005	27.0%

Intelligence revenue	$2,397	$2,347	$395	$50	2.1%	$2,002	506.8%

Transportation revenue	$62,076	$61,708	$50,257	$368	0.6%	$11,819	23.5%
Our transportation revenues, particularly in our factoring and payments segments, are highly correlated to fluctuations in the freight markets, particularly in brokered freight, which is priced largely off the spot market (a reflection of real-time balance of carrier supply and shipper demand in the market) and subject to variability in diesel prices. The softness in freight since 2023 was a combination of falling volumes and excess capacity. Throughout those years, average rates per mile have decreased and returned spot rates to levels last seen in 2019. For the spot rate market, the drop was a little higher than the drop in diesel prices over the same period. Spot rates had fallen below the cost per mile to operate for many carriers. As a result, we observed a number of small and medium-sized trucking companies either leave the market by signing on with larger carriers or electing to sell their fleets or companies and move on to other endeavors, though the pace of these exits has slowed recently. The confluence of these circumstances resulted in persistently low invoice prices and decreased prices of new and used equipment in recent years. Beginning in the fourth quarter of 2025 and continuing through the first quarter of 2026, capacity dynamics have begun to shift as increased CDL enforcement for non-domiciled drivers and heightened focus on English proficiency requirements reduced the effective supply of available drivers. This tightening in capacity began to rebalance the freight market, contributing to improved freight availability and rising spot rates. Over the same period, diesel prices also increased, driven primarily by higher crude oil prices and refinery constraints resulting in spot rates and fuel level reaching highs not seen in several years and driving improved revenue performance in our factoring segment.
Over the past several quarters, prices of new and used equipment have remained steady which, over time, has improved the position of our current equipment finance borrowers, resulting in decreased equipment finance delinquencies and loan modifications. Equipment finance losses have been manageable to date.
Payments segment revenue growth generally has three drivers: winning new relationships, deepening existing relationships, and value-based pricing. Value-based pricing was the largest growth driver in payments revenue during the first quarter of 2026, but we also brought on and ramped up several new relationships while deepening relationships with others through our cross-selling efforts. Further, as fees are generally charged on a per invoice processed basis, an increase in payment invoices processed also drove an increase in Payments segment revenue.

Financial Highlights

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2026	2025
Income Statement Data:
Interest income	$102,755	$102,270
Interest expense	16,661	17,887
Net interest income	86,094	84,383
Credit loss expense (benefit)	(607)	1,330
Net interest income after credit loss expense (benefit)	86,701	83,053
Noninterest income	19,707	17,190
Noninterest expense	98,261	100,173
Net income (loss) before income taxes	8,147	70
Income tax expense (benefit)	1,792	53
Net income (loss)	$6,355	$17
Dividends on preferred stock	(801)	(801)
Net income available (loss) to common stockholders	$5,554	$(784)

Per Share Data:
Basic earnings (loss) per common share	$0.23	$(0.03)
Diluted earnings (loss) per common share	$0.23	$(0.03)
Weighted average shares outstanding - basic	23,787,051	23,362,400
Weighted average shares outstanding - diluted	24,036,155	23,362,400

Performance ratios - Annualized:
Return on average assets	0.39%	—%
Return on average total equity	2.71%	0.01%
Return on average common equity	2.48%	(0.37)%
Return on average tangible common equity (1)	4.46%	(0.53)%
Yield on loans	7.72%	8.37%
Cost of interest bearing deposits	2.07%	2.14%
Cost of total deposits	1.07%	1.23%
Cost of total funds	1.22%	1.45%
Net interest margin	6.06%	6.49%
Net noninterest expense to average assets	4.85%	5.61%

(Dollars in thousands, except per share amounts)	March 31, 2026	December 31, 2025
Balance Sheet Data:
Total assets	$6,876,715	$6,380,588
Cash and cash equivalents	581,939	248,471
Investment securities	345,152	370,415
Loans held for investment, net	5,154,982	4,954,796
Total liabilities	5,926,000	5,438,817
Noninterest bearing deposits	3,042,210	1,901,638
Interest bearing deposits	2,657,729	3,048,578
FHLB advances	30,000	280,000
Subordinated notes	69,929	69,879
Junior subordinated debentures	43,154	42,991
Total stockholders’ equity	950,715	941,771
Preferred stockholders' equity	45,000	45,000
Common stockholders' equity	905,715	896,771

Per Share Data:
Book value per share	$38.05	$37.73
Tangible book value per share (1)	$21.21	$20.77
Shares outstanding end of period	23,806,253	23,765,385

Asset Quality ratios(2):
Past due to total loans	2.35%	2.72%
Nonperforming loans to total loans	1.77%	1.15%
Nonperforming assets to total assets	1.53%	1.10%
ACL to nonperforming loans	37.15%	63.44%
ACL to total loans	0.66%	0.73%
Net charge-offs to average loans(3)	0.04%	0.38%

Capital ratios:
Tier 1 capital to average assets	9.90%	9.86%
Tier 1 capital to risk-weighted assets	10.68%	10.74%
Common equity Tier 1 capital to risk-weighted assets	9.14%	9.16%
Total capital to risk-weighted assets	12.56%	12.71%
Total stockholders' equity to total assets	13.83%	14.76%
Tangible common stockholders' equity ratio (1)	7.80%	8.26%
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
(3)Net charge-offs to average loans ratios are for the three months ended March 31, 2026 and the year ended December 31, 2025.
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

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2026	2025
Average total stockholders' equity	$952,477	$902,260
Average preferred stock liquidation preference	(45,000)	(45,000)
Average total common stockholders' equity	907,477	857,260
Average goodwill and other intangibles	(402,158)	(257,399)
Average tangible common equity	$505,319	$599,861

Net income available to common stockholders	$5,554	$(784)
Average tangible common equity	505,319	599,861
Return on average tangible common equity	4.46%	(0.53)%

Net noninterest expense to average assets ratio:
Total noninterest expense	$98,261	$100,173
Total noninterest income	19,707	17,190
Net noninterest expenses	$78,554	$82,983
Average total assets	$6,573,075	$5,994,040
Net noninterest expense to average assets ratio	4.85%	5.61%

(Dollars in thousands, except per share amounts)	March 31, 2026	December 31, 2025
Total stockholders' equity	$950,715	$941,771
Preferred stock liquidation preference	(45,000)	(45,000)
Total common stockholders' equity	905,715	896,771
Goodwill and other intangibles	(400,668)	(403,184)
Tangible common stockholders' equity	$505,047	$493,587
Common shares outstanding	23,806,253	23,765,385
Tangible book value per share	$21.21	$20.77

Total assets at end of period	$6,876,715	$6,380,588
Goodwill and other intangibles	(400,668)	(403,184)
Tangible assets at period end	$6,476,047	$5,977,404
Tangible common stockholders' equity ratio	7.80%	8.26%

Results of Operations
Three months ended March 31, 2026 compared with three months ended March 31, 2025.
Net Income
We earned net income of $6.4 million for the three months ended March 31, 2026 compared to net income of $17 thousand for the three months ended March 31, 2025, an increase of $6.4 million.

	Three Months Ended March 31, 2026
(Dollars in thousands, except per share amounts)	2026	2025	$ Change	% Change
Interest income	$102,755	$102,270	$485	0.5%
Interest expense	16,661	17,887	(1,226)	(6.9)%
Net interest income	86,094	84,383	1,711	2.0%
Credit loss expense (benefit)	(607)	1,330	(1,937)	(145.6)%
Net interest income after credit loss expense (benefit)	86,701	83,053	3,648	4.4%
Noninterest income	19,707	17,190	2,517	14.6%
Noninterest expense	98,261	100,173	(1,912)	(1.9)%
Net income (loss) before income taxes	8,147	70	8,077	n/m
Income tax expense (benefit)	1,792	53	1,739	n/m
Net income (loss)	$6,355	$17	$6,338	n/m
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

	Three Months Ended March 31,
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	469,986	4,266	3.68%	402,655	4,443	4.48%
Taxable securities	358,048	4,525	5.13%	379,049	5,292	5.66%
Tax-exempt securities	2,277	15	2.67%	2,548	16	2.55%
FHLB and other restricted stock	13,263	272	8.32%	13,958	249	7.23%
Loans (1)	4,918,116	93,677	7.72%	4,471,710	92,270	8.37%
Total interest earning assets	5,761,690	102,755	7.23%	5,269,920	102,270	7.87%
Noninterest earning assets:
Cash and cash equivalents	67,547			70,183
Other noninterest earning assets	743,838			653,937
Total assets	6,573,075			5,994,040
Interest bearing liabilities:
Deposits:
Interest bearing demand	682,468	745	0.44%	733,151	856	0.47%
Individual retirement accounts	36,590	108	1.20%	43,112	134	1.26%
Money market	608,415	3,787	2.52%	611,244	3,880	2.57%
Savings	535,308	1,524	1.15%	518,690	1,367	1.07%
Certificates of deposit	224,469	1,422	2.57%	231,662	1,520	2.66%
Brokered time deposits	562,295	5,505	3.97%	569,200	6,419	4.57%
Other brokered deposits	105,565	961	3.69%	19,899	221	4.50%
Total interest bearing deposits	2,755,110	14,052	2.07%	2,726,958	14,397	2.14%
Federal Home Loan Bank advances	106,667	993	3.78%	164,167	1,814	4.48%
Subordinated notes	69,903	662	3.84%	69,693	682	3.97%
Junior subordinated debentures	43,057	954	8.99%	42,431	994	9.50%
Total interest bearing liabilities	2,974,737	16,661	2.27%	3,003,249	17,887	2.42%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	2,558,992			2,005,305
Other liabilities	86,869			83,226
Total equity	952,477			902,260
Total liabilities and equity	6,573,075			5,994,040
Net interest income		86,094			84,383
Interest spread (2)			4.96%			5.45%
Net interest margin (3)			6.06%			6.49%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Three Months Ended March 31,
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Banking	$3,389,580	$47,567	5.69%	$3,237,692	$53,576	6.71%
Factoring	1,269,715	38,944	12.44%	1,060,482	33,331	12.75%
Payments	258,821	7,166	11.23%	173,536	5,363	12.53%
Total loans	$4,918,116	$93,677	7.72%	$4,471,710	$92,270	8.37%
We earned net interest income of $86.1 million for the three months ended March 31, 2026 compared to $84.4 million for the three months ended March 31, 2025, an increase of $1.7 million, or 2.0%, primarily driven by the following factors.
Interest income increased $0.5 million, or 0.5%, due to changes in average interest earning assets which increased $491.8 million, or 9.3%, including an increase in average total loans of $446.4 million, or 10.0%. The average balance of our higher yielding Factoring factored receivables increased $209.2 million, or 19.7%, and our average Payments factored receivables increased $85.3 million, or 49.1%. Average Banking loans increased $151.9 million, or 4.7% due to increases in the average balances of construction, land development, and land, residential real estate, commercial, consumer, and mortgage warehouse loans. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $1.088 billion for the three months ended March 31, 2026 compared to $936.5 million for the three months ended March 31, 2025.
Interest expense decreased $1.2 million, or 6.9%, primarily driven by a decrease in total average interest-bearing liabilities of $28.5 million, or 0.9%, period over period, despite an increase in average total interest bearing deposits of $28.2 million, or 1.0%. The decrease in interest expense was also driven by decreased rates on our interest bearing liabilities. Average noninterest bearing demand deposits grew $553.7 million.
Net interest margin decreased to 6.06% for the three months ended March 31, 2026 from 6.49% for the three months ended March 31, 2025, a decrease of 43 basis points or 6.6%.
The decrease in our net interest margin was most impacted by a decrease in our yield on interest earning assets of 64 basis points to 7.23% for the three months ended March 31, 2026. This decrease was primarily driven by lower yields on loans which decreased 65 basis points to 7.72% for the period. Yield on our Banking loans decreased 102 basis points period over period driving much of the decrease in the yield on our overall loan portfolio. Our yield on Factoring and Payments factored receivables also decreased period over period. That said, our higher yielding Factoring factored receivables as a percentage of the total loan portfolio increased period over period which had an upward impact on our overall loan yield. Non-loan yields were mostly lower period over period.
The decrease in our net interest margin was partially offset by a decrease in our average cost of interest bearing liabilities of 15 basis points. This decrease in average cost was caused by decreased rates across the majority of our interest bearing liabilities period over period.
Our mortgage warehouse business has nearly self-funded for several quarters due to the servicing deposits of its customers. The average balance of such deposits was $1.135 billion and $646.1 million for the three months ended March 31, 2026 and 2025, respectively. These deposits are noninterest bearing deposits on our balance sheet. Despite their classification, many of these deposits are not truly free of cost as our clients are compensated for these balances in the form of an earnings interest rebate rather than deposit interest. As a result, such noninterest bearing deposits decrease our loan yield rather than increase our deposit rates. It is important to note that our net interest margin is not affected by this arrangement. During the three months ended March 31, 2026, these deposits decreased our overall yield on loans by 74 bps and our overall cost of deposits and cost of funds would have been 68 bps and 65 bps higher, respectively. During the three months ended March 31, 2025, these deposits decreased our overall yield on loans by 52 bps and our overall cost of deposits and cost of funds would have been 49 bps and 46 bps higher, respectively.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing:

	Three Months Ended
	March 31, 2026 vs. 2025
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$(788)	$611	$(177)
Taxable securities	(502)	(265)	(767)
Tax-exempt securities	1	(2)	(1)
FHLB and other restricted stock	37	(14)	23
Loans	(7,096)	8,503	1,407
Total interest income	(8,348)	8,833	485
Interest bearing liabilities:
Interest bearing demand	(56)	(55)	(111)
Individual retirement accounts	(7)	(19)	(26)
Money market	(75)	(18)	(93)
Savings	110	47	157
Certificates of deposit	(52)	(46)	(98)
Brokered time deposits	(846)	(68)	(914)
Other brokered deposits	(40)	780	740
Total interest bearing deposits	(966)	621	(345)
Federal Home Loan Bank advances	(286)	(535)	(821)
Subordinated notes	(22)	2	(20)
Junior subordinated debentures	(54)	14	(40)
Other borrowings	—	—	—
Total interest expense	(1,328)	102	(1,226)
Change in net interest income	$(7,020)	$8,731	$1,711
Credit Loss Expense
Credit loss expense is the amount of expense that, based on our judgment, is required to maintain the allowances for credit losses (“ACL”) at an appropriate level under the current expected credit loss model. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. Refer to Note 1 of the Company’s 2025 Form 10-K for detailed discussion regarding ACL methodologies for available for sale debt securities, held to maturity securities and loans held for investment.
The following table presents the major categories of credit loss expense:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	$ Change	% Change
Credit loss expense (benefit) on loans	$(497)	$1,314	$(1,811)	(137.8)%
Credit loss expense (benefit) on off balance sheet credit exposures	(586)	(129)	(457)	(354.3)%
Credit loss expense (benefit) on held to maturity securities	476	145	331	228.3%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense (benefit)	$(607)	$1,330	$(1,937)	(145.6)%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At March 31, 2026 and December 31, 2025, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the three months ended March 31, 2026. The same was true for the same period in the prior year.
The ACL on held to maturity ("HTM") securities is estimated at each measurement date on a collective basis by major security type. At March 31, 2026 and December 31, 2025, the Company’s held to maturity ("HTM") securities consisted of investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At March 31, 2026 and December 31, 2025, the Company carried $3.1 million and $3.2 million, respectively, of these HTM securities at amortized cost. The required ACL on these balances was $2.1 million at March 31, 2026 and $1.6 million at December 31, 2025. We recognized $0.5 million of credit loss expense during the current quarter. Credit loss expense during the three months ended March 31, 2025 was $0.1 million. None of the overcollateralization triggers tied to the CLO securities were tripped as of March 31, 2026. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $34.2 million as of March 31, 2026, compared to $36.5 million as of December 31, 2025, representing an ACL to total loans ratio of 0.66% and 0.73%, respectively.
Our credit loss expense on loans decreased $1.8 million, or 137.8%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
The decrease in credit loss expense was primarily driven by net charge-off activity. During the three months ended March 31, 2026, we had net charge-offs of $1.9 million compared to net charge-offs of $5.8 million during the same period a year ago. Changes to projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods to calculate expected losses resulted in a benefit to credit loss expense of $1.7 million during the three months ended March 31, 2026 compared to $0.5 million of credit loss expense during the same period a year ago. Further, changes in volume and mix of the loan portfolio resulted in credit loss expense of $0.1 million during the three months ended March 31, 2026 compared to $0.6 million of credit loss expense during the same period a year ago.
The decrease in credit loss expense was partially offset by changes in required specific reserves. Such specific reserves decreased $0.8 million during the three months ended March 31, 2026 compared to a decrease of $5.6 million during the same period a year ago.
Credit loss expense for off balance sheet credit exposures decreased $0.5 million, primarily due to changes to outstanding commitments to fund and changes to assumed loss rates period over period.
Noninterest Income
The following table presents our major categories of noninterest income:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	$ Change	% Change
Service charges on deposits	$1,212	$1,596	$(384)	(24.1)%
Card income	1,960	1,797	163	9.1%
Net gains (losses) on sale of loans	87	134	(47)	(35.1)%
Net gains (losses) on disposal of premises and equipment	606	846	(240)	(28.4)%
Fee income	13,735	9,114	4,621	50.7%
Insurance commissions	1,111	1,250	(139)	(11.1)%
Other	996	2,453	(1,457)	(59.4)%
Total noninterest income	$19,707	$17,190	$2,517	14.6%

Noninterest income increased $2.5 million, or 14.6%. Changes in selected components of noninterest income in the above table are discussed below.
•Fee income. Fee income increased $4.6 million due to a $2.6 million increase in fee income from our Payments segment and a $2.0 million increase in fee income from our Intelligence segment mostly driven by the acquisition of Greenscreens in May 2025. There were no other significant changes within the components of fee income.
•Other. Other noninterest income decreased $1.5 million due to a $0.8 million decrease in rental income generated by the property purchased by the Company in March of 2024 and subsequently sold in December of 2025 as well as a $0.5 million decrease in noninterest income on loans. There were no other significant changes within the components of other noninterest income.
Noninterest Expense
The following table presents our major categories of noninterest expense:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	$ Change	% Change
Salaries and employee benefits	$58,168	$58,718	$(550)	(0.9)%
Occupancy, furniture and equipment	6,501	8,442	(1,941)	(23.0)%
FDIC insurance and other regulatory assessments	1,058	727	331	45.5%
Professional fees	4,763	6,064	(1,301)	(21.5)%
Amortization of intangible assets	2,516	2,400	116	4.8%
Advertising and promotion	1,212	1,464	(252)	(17.2)%
Communications and technology	13,119	12,244	875	7.1%
Software amortization	3,300	1,992	1,308	65.7%
Travel and entertainment	1,520	1,492	28	1.9%
Other	6,104	6,630	(526)	(7.9)%
Total noninterest expense	$98,261	$100,173	$(1,912)	(1.9)%
Noninterest expense decreased $1.9 million, or 1.9%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses decreased $0.6 million, or 0.9%. Our average full-time equivalent employees were 1,443.3 and 1,547.7 for the three months ended March 31, 2026 and 2025, respectively. Employee salaries decreased $2.3 million and commissions expense decreased $0.2 million. These decreases were offset by an increase in bonus expense of $0.4 million and an increase in employee benefits expense such as 401(k) benefits match, employee insurance and stock based compensation of $1.5 million.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses decreased $1.9 million, or 23.0%, primarily due to a $1.1 million decrease in depreciation expense driven by the sale of the building in December 2025 that had been purchased for the purpose of constructing a future headquarters for Triumph and a $0.3 million decrease in building property taxes period over period.
•Professional Fees. Professional fees decreased $1.3 million, or 21.5%, primarily due to $1.0 million of transaction costs associated with the Greenscreens acquisition recorded during the three months ended March 31, 2025.
•Communication and Technology. Communication and technology increased $0.9 million, or 7.1%, primarily as a result of increases in license and software maintenance costs period over period.
•Software Amortization. Software amortization expense increased $1.3 million, or 65.7%, primarily due to additional software assets coming on line during early 2025.
•Other. Other noninterest expense includes loan-related expenses, training and recruiting, postage, insurance, and subscription services. Other noninterest expense decreased $0.5 million, or 7.9%. There were no significant changes within the components of other noninterest expense.

Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense increased $1.7 million, from $0.1 million for the three months ended March 31, 2025 to $1.8 million for the three months ended March 31, 2026. The effective tax rate was 22% for the three months ended March 31, 2026, compared to 76% for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2025 was impacted by the relatively small numbers used to calculate such rate.
Operating Segment Results
Our reportable segments are Banking, Factoring, Payments, and Intelligence, which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the operations of TBK Bank. Our Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Factoring segment derives its revenue from factoring services. The Payments segment includes the operations of TBK Bank's presentment, audit, and payment solution to Shipper, Broker, and Factor clients in the trucking industry. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of both invoices where we offer a Carrier a quickpay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and from offering Brokers the ability to settle their invoices with us on an extended term following our payment to their Carriers as an additional liquidity option for such Brokers. Our data intelligence segment was launched at the beginning of the fourth quarter of 2024 to turn the over-the-road trucking data collected through our services into actionable insights for our customers. This launch coincided with our acquisition of the assets Isometric Technologies Inc. that provides service and performance scoring and benchmarking capabilities to the over-the-road trucking industry. The operations of this segment were further supplemented with our acquisition of Greenscreens AI, Inc., a pricing solution for the logistics industry that delivers short-term freight market pricing intelligence and business insights, during the quarter ended June 30, 2025. The revenue for Intelligence offerings is derived through access and subscription fees, as well as seat licenses where applicable.
The Corporate and Other category consists of other business activities that do not represent a reportable segment.
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
Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are substantially the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2025 Form 10-K.

Transactions between segments consist primarily of borrowed funds, payment network fees, and servicing fees. Intersegment interest expense is allocated to the Factoring and Payments segments as described above. Payment network fees are paid by the Factoring segment to the Payments segment for use of the payments network. Servicing fees are paid by the Payments segment to the Factoring segment for servicing factoring transactions with freight broker clients transferred from our Factoring segment to our Payments segment to align with the supply chain finance product offerings for this business. Servicing fees are paid by the Payments segment to the Factoring segment for servicing such product. The Factoring and Payments segments pay fees to our Banking segment for the Banking segment's execution of various banking services that benefit those segments. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned to the related segment. Various shared service costs such as human resources, accounting, finance, risk management and information technology expense are assigned to the Corporate and Other category if they are not directly attributable to a segment. Other segment expense consists of various loan and card related expenses and other insignificant miscellaneous costs not specifically reviewed by the Company's chief operating decision maker. Taxes are paid on a consolidated basis and are not allocated for segment purposes.
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)					Total	Corporate
Three Months Ended March 31, 2026	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$56,611	$38,944	$7,166	$—	$102,721	$34	$102,755
Intersegment interest allocations	5,731	(8,219)	2,488	—	—	—	—
Total interest expense	15,039	6	—	—	15,045	1,616	16,661
Net interest income (expense)	47,303	30,719	9,654	—	87,676	(1,582)	86,094
Credit loss expense (benefit)	(2,338)	1,057	197	—	(1,084)	477	(607)
Net interest income after credit loss expense	49,641	29,662	9,457	—	88,760	(2,059)	86,701
Noninterest income	6,158	1,918	9,163	2,397	19,636	71	19,707
Noninterest expense:
Salaries and employee benefits	14,974	11,841	8,774	3,217	38,806	19,362	58,168
Depreciation	1,577	288	176	16	2,057	826	2,883
Other occupancy, furniture and equipment	2,016	496	141	27	2,680	938	3,618
FDIC insurance and other regulatory assessments	1,058	—	—	—	1,058	—	1,058
Professional fees	2,324	277	234	129	2,964	1,799	4,763
Amortization of intangible assets	269	137	817	1,283	2,506	10	2,516
Advertising and promotion	354	261	196	94	905	307	1,212
Communications and technology	5,097	2,320	2,836	359	10,612	2,507	13,119
Software amortization	—	1,070	1,821	58	2,949	351	3,300
Travel and entertainment	229	230	293	146	898	622	1,520
Other	3,444	670	816	71	5,001	1,103	6,104
Total noninterest expense	31,342	17,590	16,104	5,400	70,436	27,825	98,261
Net intersegment noninterest income (expense)(2)	125	515	(640)	—	—	—	—
Net income (loss) before income tax expense	$24,582	$14,505	$1,876	$(3,003)	$37,960	$(29,813)	$8,147

(Dollars in thousands)					Total	Corporate
Three Months Ended March 31, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$63,493	$33,331	$5,363	$—	$102,187	$83	$102,270
Intersegment interest allocations	4,735	(7,653)	2,918	—	—	—	—
Total interest expense	16,211	—	—	—	16,211	1,676	17,887
Net interest income (expense)	52,017	25,678	8,281	—	85,976	(1,593)	84,383
Credit loss expense (benefit)	507	560	118	—	1,185	145	1,330
Net interest income after credit loss expense	51,510	25,118	8,163	—	84,791	(1,738)	83,053
Noninterest income	7,003	1,719	6,531	395	15,648	1,542	17,190
Noninterest expense:
Salaries and employee benefits	16,317	13,222	9,613	1,484	40,636	18,082	58,718
Depreciation	1,630	503	230	7	2,370	1,574	3,944
Other occupancy, furniture and equipment	2,102	537	168	7	2,814	1,684	4,498
FDIC insurance and other regulatory assessments	727	—	—	—	727	—	727
Professional fees	1,065	1,852	206	951	4,074	1,990	6,064
Amortization of intangible assets	385	193	1,551	116	2,245	155	2,400
Advertising and promotion	511	254	381	30	1,176	288	1,464
Communications and technology	5,015	2,274	2,469	227	9,985	2,259	12,244
Software amortization	56	594	1,196	2	1,848	144	1,992
Travel and entertainment	238	183	377	118	916	576	1,492
Other	3,025	741	922	66	4,754	1,876	6,630
Total noninterest expense	31,071	20,353	17,113	3,008	71,545	28,628	100,173
Net intersegment noninterest income (expense)(2)	137	435	(572)	—	—	—	—
Net income (loss) before income tax expense	$27,579	$6,919	$(2,991)	$(2,613)	$28,894	$(28,824)	$70
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
(2) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Three Months Ended March 31, 2026
Factoring revenue received from Payments	$—	$911	$(911)
Payments revenue received from Factoring	—	(287)	287
Banking revenue received from Payments and Factoring	125	(109)	(16)
Net intersegment noninterest income (expense)	$125	$515	$(640)

Three Months Ended March 31, 2025
Factoring revenue received from Payments	$—	$911	$(911)
Payments revenue received from Factoring	—	(372)	372
Banking revenue received from Payments and Factoring	137	(104)	(33)
Net intersegment noninterest income (expense)	$137	$435	$(572)

(Dollars in thousands)					Total	Corporate
March 31, 2026	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$4,721,989	$1,484,704	$794,090	$120,911	$7,121,694	$1,098,990	$(1,343,969)	$6,876,715
Gross loans	$3,467,421	$1,408,868	$312,850	$—	$5,189,139	$—	$—	$5,189,139

(Dollars in thousands)					Total	Corporate
December 31, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$4,480,124	$1,335,150	$774,979	$120,410	$6,710,663	$1,088,885	$(1,418,960)	$6,380,588
Gross loans	$3,525,447	$1,223,740	$242,120	$—	$4,991,307	$—	$—	$4,991,307
Banking

(Dollars in thousands)	Three Months Ended March 31,
Banking	2026	2025	$ Change	% Change
Total interest income	$56,611	$63,493	$(6,882)	(10.8)%
Intersegment interest allocations	5,731	4,735	996	21.0%
Total interest expense	15,039	16,211	(1,172)	(7.2)%
Net interest income (expense)	47,303	52,017	(4,714)	(9.1)%
Credit loss expense (benefit)	(2,338)	507	(2,845)	(561.1)%
Net interest income after credit loss expense	49,641	51,510	(1,869)	(3.6)%
Noninterest income	6,158	7,003	(845)	(12.1)%
Noninterest expense:
Salaries and employee benefits	14,974	16,317	(1,343)	(8.2)%
Depreciation	1,577	1,630	(53)	(3.3)%
Other occupancy, furniture and equipment	2,016	2,102	(86)	(4.1)%
FDIC insurance and other regulatory assessments	1,058	727	331	45.5%
Professional fees	2,324	1,065	1,259	118.2%
Amortization of intangible assets	269	385	(116)	(30.1)%
Advertising and promotion	354	511	(157)	(30.7)%
Communications and technology	5,097	5,015	82	1.6%
Software amortization	—	56	(56)	(100.0)%
Travel and entertainment	229	238	(9)	(3.8)%
Other	3,444	3,025	419	13.9%
Total noninterest expense	31,342	31,071	271	0.9%
Net intersegment noninterest income (expense)	125	137	(12)	(8.8)%
Operating income (loss)	$24,582	$27,579	$(2,997)	(10.9)%
Our Banking segment’s operating income decreased $3.0 million, or 10.9%.
Interest income decreased $6.9 million, or 10.8%, at our Banking segment primarily as a result of decreased yields at our Banking segment in spite of increased average balances of interest earning assets. While average loans in our Banking segment, excluding intersegment loans, increased 4.7% from $3.238 billion for the three months ended March 31, 2025 to $3.390 billion for the three months ended March 31, 2026, this increase was offset by decreased yields. Outside of loans, the Banking segment also experienced a decrease in yields on debt securities and interest earning cash and cash equivalents. The decrease in the yield on cash and cash equivalents was partially offset by an increase in the average balance of cash and cash equivalents period over period as a result of increased noninterest bearing deposit balances.
Intersegment interest income allocated to our Banking segment increased period over period due to increased funding provided to our Factoring segment resulting in increased intersegment interest allocation from such segment.
Interest expense decreased $1.2 million, or 7.2%, primarily driven by decreased rates on our interest bearing liabilities.

Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was a benefit of $1.8 million for the three months ended March 31, 2026 compared to credit loss expense on loans of $0.6 million for the three months ended March 31, 2025. The decrease in credit loss expense was the result of decreased net charge-offs, a decrease driven by changes to the projected loss drivers and prepayment speeds that the company forecasted over the reasonable and supportable forecast periods, and a decrease driven by changes in volume and mix of our Banking segment's loan portfolio period over period. Such decreases were partially offset by increased required specific reserves at our Banking segment.
Credit loss expense for off balance sheet credit exposures decreased $0.5 million, from a benefit of $0.1 million for the three months ended March 31, 2025 to a benefit of $0.6 million for the three months ended March 31, 2026, primarily due to changes to outstanding commitments to fund and changes to assumed loss rates period over period.
Noninterest income at our Banking segment decreased period over period due to a $0.4 million decrease in service charges on deposits, a $0.3 million decrease in fee income, and a $0.5 million decrease in noninterest income on loans. These decreases were partially offset by a $0.6 million gain on sale of a branch building during the three months ended March 31, 2026.
Noninterest expense at our Banking segment increased period over period the details of which are illustrated in the table above.
Year to date, our aggregate outstanding balances for our banking products, excluding intercompany loans, has decreased $58.0 million, or 1.6%, to $3.467 billion as of March 31, 2026. The following table sets forth our banking loans:

(Dollars in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Banking
Commercial real estate	$724,923	$730,435	$(5,512)	(0.8)%
Construction, land development, land	206,693	224,214	(17,521)	(7.8)%
1-4 family residential	187,991	193,508	(5,517)	(2.9)%
Farmland	42,666	43,433	(767)	(1.8)%
Commercial - General	303,561	313,696	(10,135)	(3.2)%
Commercial - Agriculture	44,396	42,588	1,808	4.2%
Commercial - Equipment	583,374	587,926	(4,552)	(0.8)%
Commercial - Asset-based lending	138,982	180,012	(41,030)	(22.8)%
Commercial - Liquid Credit	38,579	36,482	2,097	5.7%
Consumer	15,381	16,819	(1,438)	(8.5)%
Mortgage Warehouse	1,180,875	1,156,334	24,541	2.1%
Total banking loans	$3,467,421	$3,525,447	$(58,026)	(1.6)%

Factoring

(Dollars in thousands)	Three Months Ended March 31,
Factoring	2026	2025	$ Change	% Change
Total interest income	$38,944	$33,331	$5,613	16.8%
Intersegment interest allocations	(8,219)	(7,653)	(566)	(7.4)%
Total interest expense	6	—	6	100.0%
Net interest income (expense)	30,719	25,678	5,041	19.6%
Credit loss expense (benefit)	1,057	560	497	88.8%
Net interest income (expense) after credit loss expense	29,662	25,118	4,544	18.1%
Noninterest income	1,918	1,719	199	11.6%
Noninterest expense:
Salaries and employee benefits	11,841	13,222	(1,381)	(10.4)%
Depreciation	288	503	(215)	(42.7)%
Other occupancy, furniture and equipment	496	537	(41)	(7.6)%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	277	1,852	(1,575)	(85.0)%
Amortization of intangible assets	137	193	(56)	(29.0)%
Advertising and promotion	261	254	7	2.8%
Communications and technology	2,320	2,274	46	2.0%
Software amortization	1,070	594	476	80.1%
Travel and entertainment	230	183	47	25.7%
Other	670	741	(71)	(9.6)%
Total noninterest expense	17,590	20,353	(2,763)	(13.6)%
Net intersegment noninterest income (expense)	515	435	80	18.4%
Net income (loss) before income tax expense	$14,505	$6,919	$7,586	109.6%

	Three Months Ended March 31,
	2026	2025
Factored receivable period end balance	$1,404,958,000	$1,146,429,000
Commercial loans period end balance	$3,910,000	$1,080,000
Yield on average receivable balance	12.44%	12.75%
Current quarter charge-off rate	0.11%	0.11%
Factored receivables - transportation concentration	96%	97%

Interest income, including fees	$38,944,000	$33,331,000
Non-interest income	1,918,000	1,719,000
Intersegment noninterest income	911,000	911,000
Factored receivable total revenue	41,773,000	35,961,000
Average net funds employed	1,197,257,000	948,729,000
Yield on average net funds employed	14.15%	15.37%

Operating income (loss)	$14,505,000	$6,919,000
Factoring total revenue	$41,773,000	$35,961,000
Operating margin(1)	34.72%	19.24%

Accounts receivable purchased	$3,262,610,000	$2,707,805,000
Number of invoices purchased	1,683,160	1,497,644
Average invoice size	$1,938	$1,808
Average invoice size - transportation	$1,897	$1,769
Average invoice size - non-transportation	$5,609	$4,019
(1)Operating margin is a non-GAAP financial measure used as a supplemental measure to evaluate the performance of our Factoring segment. It provides meaningful supplemental information regarding the segment's operational performance and enhances investors' overall understanding of the Factoring segment's profitability and operational efficiency.
Our Factoring segment’s operating income increased $7.6 million, or 109.6%.
Our average invoice size increased 7.2% from $1,808 for the three months ended March 31, 2025 to $1,938 for the three months ended March 31, 2026. This increase is the result of a broad increase in transportation invoice prices across the industry as capacity exits and rising fuel costs began to impact pricing. Additionally, the number of invoices purchased increased 12.4% period over period.
Net interest income at our Factoring segment increased period over period. Overall average net funds employed (“NFE”) increased 26.2% during the three months ended March 31, 2026 compared to the same period in 2025. The increase in average NFE was the result of increased invoice purchase volume and increased average invoice sizes. See further discussion under the Recent Developments: Transportation Update section. We maintained a high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was at 96% at March 31, 2026 and 97% at March 31, 2025. Net interest income at our Factoring segment was also impacted by a relatively flat intersegment interest allocation charge period over period driven by decreased rates in the macroeconomy offset by higher average balances at our Factoring segment.
Credit loss expense at our Factoring segment is made up of credit loss expense related to factored receivables and loans at our Factoring segment as well as credit loss expense related to off balance sheet commitments to lend, if any. Credit loss expense related to factored receivables and loans was $1.1 million for the three months ended March 31, 2026 compared to credit loss expense on factored receivables of $0.6 million for the three months ended March 31, 2025. The increase in credit loss expense on factored receivables and loans was driven by increased net charge-offs at our Factoring segment as well as an increase in required ACL driven by changes in volume and mix of the portfolio period over period. These increases were partially offset by decreases in required specific reserves period over period and changes to loss assumptions period over period.

There was no credit loss expense related to off balance sheet credit exposures during the three months ended March 31, 2026 or 2025 as there were no such commitments to lend at those times.
Noninterest income at our Factoring segment increased period over period primarily driven by increased fee income. There were no other significant variances in noninterest income at our Factoring segment.
Noninterest expense at our Factoring segment decreased period over period the details of which are illustrated in the table above.
Payments

(Dollars in thousands)	Three Months Ended March 31,
Payments	2026	2025	$ Change	% Change
Total interest income	$7,166	$5,363	$1,803	33.6%
Intersegment interest allocations	2,488	2,918	(430)	(14.7)%
Total interest expense	—	—	—	—%
Net interest income (expense)	9,654	8,281	1,373	16.6%
Credit loss expense (benefit)	197	118	79	66.9%
Net interest income after credit loss expense	9,457	8,163	1,294	15.9%
Noninterest income	9,163	6,531	2,632	40.3%
Noninterest expense:
Salaries and employee benefits	8,774	9,613	(839)	(8.7)%
Depreciation	176	230	(54)	(23.5)%
Other occupancy, furniture and equipment	141	168	(27)	(16.1)%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	234	206	28	13.6%
Amortization of intangible assets	817	1,551	(734)	(47.3)%
Advertising and promotion	196	381	(185)	(48.6)%
Communications and technology	2,836	2,469	367	14.9%
Software amortization	1,821	1,196	625	52.3%
Travel and entertainment	293	377	(84)	(22.3)%
Other	816	922	(106)	(11.5)%
Total noninterest expense	16,104	17,113	(1,009)	(5.9)%
Net intersegment noninterest income (expense)	(640)	(572)	(68)	(11.9)%
Net income (loss) before income tax expense	$1,876	$(2,991)	$4,867	162.7%

	Three Months Ended March 31,
	2026	2025
Supply chain financing factored receivables	$222,168,000	$122,583,000
QuickPay factored receivables	90,682,000	81,644,000
Factored receivable period end balance	$312,850,000	$204,227,000

Supply chain finance interest income	$4,192,000	$2,695,000
QuickPay interest income	2,974,000	2,668,000
Intersegment interest income	2,488,000	2,918,000
Total interest income	9,654,000	8,281,000
Broker noninterest income	7,820,000	5,178,000
Factor noninterest income	796,000	1,233,000
Other noninterest income	547,000	120,000
Intersegment noninterest income	287,000	372,000
Total noninterest income	9,450,000	6,903,000
Total revenue	$19,104,000	$15,184,000

Credit loss expense (benefit)	197,000	118,000
Noninterest expense	16,104,000	17,113,000
Intersegment noninterest expense	927,000	944,000
Total expense	$17,228,000	$18,175,000

Operating income (loss)	$1,876,000	$(2,991,000)
Depreciation expense	176,000	230,000
Software amortization expense	1,821,000	1,196,000
Intangible amortization expense	817,000	1,551,000
Earnings (losses) before interest, taxes, depreciation, and amortization(1)	$4,690,000	$(14,000)

EBITDA margin(1)	24.5%	(0.1)%

Number of invoices processed	8,220,371	7,182,044
Amount of payments processed	$11,014,040,000	$8,777,825,000
Network invoice volume	1,043,488	719,531
Network payment volume	$1,941,127,000	$1,167,464,000

LoadPay
Revenue	$437,000	$24,000
Pre-tax operating income (loss)	$(2,059,000)	$(1,053,000)
Depreciation expense	21,000	3,000
Software amortization expense	374,000	140,000
Earnings (losses) before interest, taxes, depreciation, and amortization(1)	$(1,664,000)	$(910,000)

Payments revenue excluding LoadPay	$18,667,000	$15,160,000
Payments EBITDA excluding LoadPay(2)	$6,354,000	$896,000
Payments EBITDA Margin excluding LoadPay(2)	34.0%	5.9%
(1)Earnings (losses) before interest, taxes, depreciation, and amortization ("EBITDA") and EBITDA margin are non-GAAP financial measures used as supplemental measures to evaluate the performance of our Payments segment. EBITDA is useful because it provides a clearer view of underlying operating performance by excluding the effects of capital structure, tax regimes, and non-cash depreciation and amortization. EBITDA margin complements EBITDA by illustrating how efficiently revenue is converted into operating profitability.

(2)Payments EBITDA excluding LoadPay and Payments EBITDA Margin excluding LoadPay are non-GAAP financial metrics used as supplemental measures to evaluate the performance of our Payments segment exclusive of the investments associated with LoadPay, which is a relatively new product in its early stages. Such adjusted EBITDA measures provide comparable clarity into the performance of our Payments segment prior to the advent of our LoadPay product.
Our Payments segment's operating income was $1.9 million for the three months ended March 31, 2026 compared to an operating loss of $3.0 million for the three months ended March 31, 2025, an increase of $4.9 million, or 162.7%.
The number of invoices processed by our Payments segment increased 14.5% from 7,182,044 for the three months ended March 31, 2025 to 8,220,371 for the three months ended March 31, 2026, and the amount of payments processed increased 25.5% from $8.778 billion for the three months ended March 31, 2025 to $11.014 billion for the three months ended March 31, 2026.
A "network transaction" occurs when a fully integrated payor payments client receives an invoice from a fully integrated payee payments client. All network transactions are included in our payment processing volume above. These transactions are facilitated through our payments application programming interfaces ("APIs") with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. During the three months ended March 31, 2026, we processed 1,043,488 network invoices representing a network payment volume of $1.941 billion. During the three months ended March 31, 2025, we processed 719,531 network invoices representing a network payment volume of $1.167 billion.
Net interest income increased due to increased average balance of interest earning assets at our Payments segment. The increase was partially offset by decreased average rates at our Payments segment and decreased intersegment interest allocations.
Noninterest income increased due to a $2.6 million increase in fee income earned from our payments and audit business during the three months ended March 31, 2026 compared to the same period a year ago.
Noninterest expense at our Payments segment decreased period over period the details of which are illustrated in the table above.
The acquisition of HubTran during the year ended December 31, 2021 allowed us to create a fully integrated payments network for trucking; servicing brokers and factors. Prior to the HubTran acquisition, our payments platform already offered tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Through the acquisition of HubTran, we created additional value through the enhancement of its presentment, audit, and payment capabilities for third party logistics companies (i.e., freight brokers) and their carriers, and factors. The acquisition of HubTran was a meaningful inflection point in the operations of our payments and audit business as our strategy shifted from a capital-intensive on-balance sheet product with a focus on interest income to an open-loop payments network for the trucking industry with an additional focus on fee revenue. It is for this reason that management believes that earnings before interest, taxes, depreciation, and amortization ("EBITDA") enhance investors' overall understanding of the financial performance of the Payments segment. Further, management's investment in the LoadPay product began in earnest during 2025 and has increased over time. We adjust EBITDA and EBITDA margin at our Payments segment so investors can see returns both inclusive and exclusive of the investments associated with the LoadPay product. Because LoadPay is a relatively new product in its early stages, such adjusted EBITDA measures provide comparable clarity into the performance of our Payments segment prior to the advent of our LoadPay product.

Intelligence

(Dollars in thousands)	Three Months Ended March 31,
Intelligence	2026	2025
Total interest income	$—	$—
Intersegment interest allocations	—	—
Total interest expense	—	—
Net interest income (expense)	—	—
Credit loss expense (benefit)	—	—
Net interest income (expense) after credit loss expense	—	—
Other noninterest income	2,397	395
Noninterest expense:
Salaries and employee benefits	3,217	1,484
Depreciation	16	7
Other occupancy, furniture and equipment	27	7
FDIC insurance and other regulatory assessments	—	—
Professional fees	129	951
Amortization of intangible assets	1,283	116
Advertising and promotion	94	30
Communications and technology	359	227
Software amortization	58	2
Travel and entertainment	146	118
Other	71	66
Total noninterest expense	5,400	3,008
Net income (loss) before income tax expense	$(3,003)	$(2,613)

(Dollars in thousands)	Three Months Ended
Intelligence	March 31, 2026
Revenue	$2,397
Cost of revenue	333
Gross profit	2,064
Selling, general and administrative costs	5,067
Pre-tax operating income (loss)	(3,003)

Gross Margin(1)	86%
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
Our Intelligence segment's operating loss for the three months ended March 31, 2026 was $3.0 million. As previously disclosed, the data intelligence line of business did not exist prior to the fourth quarter of 2024 and did not have meaningful operations prior to the acquisition of Greenscreens in May 2025. Accordingly, period over period comparisons of operating results are not meaningful. As illustrated in the table above, the majority of the expenses related to our Intelligence segment for the three months ended March 31, 2026 are salaries and amortization of intangible assets related to the acquisition of Greenscreens.

Corporate and Other

(Dollars in thousands)	Three Months Ended March 31,
Corporate and Other	2026	2025	$ Change	% Change
Total interest income	$34	$83	$(49)	(59.0)%
Intersegment interest allocations	—	—	—	—
Total interest expense	1,616	1,676	(60)	(3.6)%
Net interest income (expense)	(1,582)	(1,593)	11	0.7%
Credit loss expense (benefit)	477	145	332	229.0%
Net interest income (expense) after credit loss expense	(2,059)	(1,738)	(321)	(18.5)%
Other noninterest income	71	1,542	(1,471)	(95.4)%
Noninterest expense:
Salaries and employee benefits	19,362	18,082	1,280	7.1%
Depreciation	826	1,574	(748)	(47.5)%
Other occupancy, furniture and equipment	938	1,684	(746)	(44.3)%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	1,799	1,990	(191)	(9.6)%
Amortization of intangible assets	10	155	(145)	(93.5)%
Advertising and promotion	307	288	19	6.6%
Communications and technology	2,507	2,259	248	11.0%
Software amortization	351	144	207	143.8%
Travel and entertainment	622	576	46	8.0%
Other	1,103	1,876	(773)	(41.2)%
Total noninterest expense	27,825	28,628	(803)	(2.8)%
Net income (loss) before income tax expense	$(29,813)	$(28,824)	$(989)	(3.4)%
Corporate and other is not a reportable segment, but rather includes certain revenue and expense from the Company's holding company as well as activities not allocated to specific business segments. Corporate and other reported an operating loss of $29.8 million for the three months ended March 31, 2026 compared to an operating loss of $28.8 million for the three months ended March 31, 2025.
The increased operating loss was primarily driven by a decrease in noninterest income period over period. Noninterest income at our Corporate segment for the three months ended March 31, 2025 included a $0.6 million gain on sale of an airplane and $0.8 million in rental income from the aforementioned building sold in December 2025.
Noninterest expense at our Corporate segment decreased period over period, the details of which are illustrated in the table above. Depreciation and other occupancy expense decreased primarily due to the sale of the building in December 2025 that had been purchased for the purpose of constructing a future headquarters for Triumph.
Financial Condition
Assets
Total assets were $6.877 billion at March 31, 2026, compared to $6.381 billion at December 31, 2025, an increase of $496.1 million, the components of which are discussed below.
Loan Portfolio
Loans held for investment were $5.189 billion at March 31, 2026, compared with $4.991 billion at December 31, 2025.

The following table shows our total loan portfolio by portfolio segments:

	March 31, 2026		December 31, 2025		$ Change	% Change
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$724,923	14%	$730,435	15%	$(5,512)	(0.8%)
Construction, land development, land	206,693	4%	224,214	4%	(17,521)	(7.8%)
1-4 family residential	187,991	4%	193,508	4%	(5,517)	(2.9%)
Farmland	42,666	1%	43,433	1%	(767)	(1.8%)
Commercial	1,112,802	21%	1,163,664	24%	(50,862)	(4.4%)
Factored receivables	1,717,808	33%	1,462,900	29%	254,908	17.4%
Consumer	15,381	—%	16,819	—%	(1,438)	(8.5%)
Mortgage warehouse	1,180,875	23%	1,156,334	23%	24,541	2.1%
Total Loans	$5,189,139	100%	$4,991,307	100%	$197,832	4.0%
Commercial Real Estate Loans. Our commercial real estate loans decreased $5.5 million, or 0.8%, due to paydowns that outpaced new origination activity. A significant portion of our loan portfolio at March 31, 2026 consisted of commercial real estate loans secured by properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower's ongoing business operations or on income generated from the properties. The table below sets forth the Company's commercial real estate loan portfolio, by portfolio industry sector and collateral location as of March 31, 2026.

(Dollars in thousands)	Illinois	New York	Texas	Colorado	New Jersey	Iowa	Other	Total
Non-owner occupied
Office	$3,328	$35,866	$44,172	$397	$82,426	$1,198	$4,308	$171,695
Multifamily	11,606	—	877	13,302	—	148	105,337	131,270
Retail	2,474	49,401	—	8,318	—	2,394	30,285	92,872
Industrial	6,488	33,834	1,752	903	—	52	11,193	54,222
Hospitality	888	—	—	5,441	—	—	31,663	37,992
Other	8,977	2,547	3,553	5,368	—	723	19,134	40,302
	33,761	121,648	50,354	33,729	82,426	4,515	201,920	528,353
Owner occupied
Industrial	19,749	—	2,398	6,576	—	18,844	12,216	59,783
Hospitality	2,900	—	—	2,499	—	8,519	—	13,918
Restaurant	19,137	—	—	3,234	—	256	1,570	24,197
Retail	1,354	—	—	8,342	—	48	507	10,251
Office	2,147	108	—	5,563	—	577	663	9,058
Other	3,889	—	—	13,201	—	38,990	23,283	79,363
	49,176	108	2,398	39,415	—	67,234	38,239	196,570
Total commercial real estate	$82,937	$121,756	$52,752	$73,144	$82,426	$71,749	$240,159	$724,923
Construction and Development Loans. Our construction and development loans decreased $17.5 million, or 7.8%, due to paydowns and conversions to term loans that outpaced origination and draw activity.
Residential Real Estate Loans. Our one-to-four family residential loans decreased $5.5 million, or 2.9%, due to paydowns that outpaced new origination activity.
Farmland Loans. Our farmland loans decreased $0.8 million, or 1.8%, due to paydowns that outpaced modest origination activity.
Commercial Loans. Our commercial loans held for investment decreased $50.9 million, or 4.4%, due to decreased equipment lending, asset based lending, and other commercial lending balances. During the fourth quarter of 2025, we made the decision to cease new originations in our asset-based loan portfolio and to begin winding down its operations during 2026. These decreases were partially offset by modest increases in liquid credit and agriculture lending. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, decreased $9.2 million, or 2.9%.

The following table shows our commercial loans:

(Dollars in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Commercial
Equipment	$583,374	$587,926	$(4,552)	(0.8%)
Asset-based lending	138,982	180,012	(41,030)	(22.8%)
Liquid credit	38,579	36,482	2,097	5.7%
Agriculture	44,396	42,588	1,808	4.2%
Other commercial lending	307,471	316,656	(9,185)	(2.9%)
Total commercial loans	$1,112,802	$1,163,664	$(50,862)	(4.4%)
Factored Receivables. Our factored receivables increased $254.9 million, or 17.4%. See discussion of our Factoring segment in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.
Consumer Loans. Our consumer loans decreased $1.4 million, or 8.5%, due to paydowns that outpaced origination activity during the period.
Mortgage Warehouse. Our mortgage warehouse facilities increased $24.5 million, or 2.1%, due to seasonal changes in utilization. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $1.088 billion for the three months ended March 31, 2026 compared to $936.5 million for the three months ended March 31, 2025.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	March 31, 2026
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years	Total
Commercial real estate	$294,425	$378,997	$51,463	$38	$724,923
Construction, land development, land	106,837	99,645	211	—	206,693
1-4 family residential	13,175	16,996	5,380	152,440	187,991
Farmland	3,665	27,295	10,960	746	42,666
Commercial	327,716	745,306	39,780	—	1,112,802
Factored receivables	1,717,808	—	—	—	1,717,808
Consumer	7,763	7,135	477	6	15,381
Mortgage warehouse	1,180,875	—	—	—	1,180,875
	$3,652,264	$1,275,374	$108,271	$153,230	$5,189,139

Sensitivity of loans to changes in interest rates:		After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years
Predetermined (fixed) interest rates
Commercial real estate		$241,737	$1,594	$—
Construction, land development, land		54,599	161	—
1-4 family residential		12,972	1,441	69,352
Farmland		23,087	69	—
Commercial		593,655	14,787	—
Factored receivables		—	—	—
Consumer		7,135	477	6
Mortgage warehouse		—	—	—
		$933,185	$18,529	$69,358
Floating interest rates
Commercial real estate		$137,260	$49,869	$38
Construction, land development, land		45,046	50	—
1-4 family residential		4,024	3,939	83,088
Farmland		4,208	10,891	746
Commercial		151,651	24,993	—
Factored receivables		—	—	—
Consumer		—	—	—
Mortgage warehouse		—	—	—
		$342,189	$89,742	$83,872

Total		$1,275,374	$108,271	$153,230
As of March 31, 2026, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (20%), Colorado (10%), Illinois (11%), and Iowa (4%) make up 45% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2025, the states of Texas (20%), Illinois (10%), Colorado (10%), and Iowa (4%) made up 44% of the Company’s gross loans, excluding factored receivables.

Further, a majority (97%) of our factored receivables, representing approximately 32% of our total loan portfolio as of March 31, 2026, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2025, 97% of our factored receivables, representing approximately 29% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.
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

(Dollars in thousands)	March 31, 2026	December 31, 2025
Nonperforming loans:
Commercial real estate	$46,544	$8,502
Construction, land development, land	—	—
1-4 family residential	1,682	1,790
Farmland	426	458
Commercial	42,162	45,446
Factored receivables	1,101	1,347
Consumer	21	12
Mortgage warehouse	—	—
Total nonperforming loans held for investment	91,936	57,555
Held to maturity securities	1,913	1,913
Other real estate owned, net	9,975	10,185
Other repossessed assets	1,311	220
Total nonperforming assets	$105,135	$69,873

Nonperforming assets to total assets	1.53%	1.10%
Nonperforming loans to total loans held for investment	1.77%	1.15%
Total past due loans to total loans held for investment	2.35%	2.72%
Nonperforming loans increased $34.4 million, or 59.7%, due to the additions of a $37.5 million commercial real estate loan secured by an office building and a $1.2 million equipment finance relationship to nonaccrual. These increases were partially offset by a $1.1 million partial pay-down on an equipment finance relationship and a $0.2 million reduction in nonperforming factored receivables.
OREO decreased $0.2 million with no material additions or removals during the period.

As a result of the activity previously described and changes in our period end total loans held for investment, the ratio of nonperforming loans to total loans held for investment increased to 1.77% at March 31, 2026 from 1.15% at December 31, 2025.
Our ratio of nonperforming assets to total assets increased to 1.53% at March 31, 2026 from 1.10% at December 31, 2025. This is due to the aforementioned loan activity, and also impacted by increases in other repossessed assets as well as changes in our period end total assets.
Past due loans to total loans held for investment decreased to 2.35% at March 31, 2026 from 2.72% at December 31, 2025, reflecting decreases in past due loans across several loan segments.
Allowance for Credit Losses on Loans
The ACL is a valuation allowance estimated at each balance sheet date in accordance with US GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. When the Company deems all or a portion of a loan to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. Subsequent recoveries, if any, are credited to the ACL when received. See Note 1 of the Company’s 2025 Form 10-K and notes to the consolidated financial statements included elsewhere in this report for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in the Company’s judgment, should be charged-off.
Loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of collateral dependent loans and factored invoices greater than 90 days past due with negative cash reserves.
The following table sets forth the ACL by category of loan:

	March 31, 2026			December 31, 2025
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate	$5,274	14%	0.73%	$4,713	15%	0.65%
Construction, land development, land	2,498	4%	1.21%	2,970	4%	1.32%
1-4 family residential	1,924	4%	1.02%	1,927	4%	1.00%
Farmland	299	1%	0.70%	298	1%	0.69%
Commercial	12,795	21%	1.15%	14,947	24%	1.28%
Factored receivables	9,827	33%	0.57%	10,069	29%	0.69%
Consumer	357	—%	2.32%	429	—%	2.55%
Mortgage warehouse	1,183	23%	0.10%	1,158	23%	0.10%
Total Loans	$34,157	100%	0.66%	$36,511	100%	0.73%
The ACL decreased $2.4 million, or 6.4%. This decrease reflects net charge-offs of $1.9 million and a benefit to credit loss expense of $0.5 million.
A driver of the change in ACL is change in the loss drivers that the Company forecasted to calculate expected losses at March 31, 2026 as compared to December 31, 2025. Such change had a positive impact on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period and resulted in decrease of $1.7 million of ACL period over period. The positive impact on the Company's loss drivers was caused by improved forecasted conditions in our equipment finance loan segment (included in Commercial loans in the table above).
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

For all DCF models at March 31, 2026, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At March 31, 2026 as compared to December 31, 2025, the Company forecasted minimal change in national unemployment and modest improvement in one-year percentage change in national retail sales, one-year percentage change in national home price index, and one-year percentage change in national gross domestic product. At March 31, 2026 for national unemployment, the Company projected a percentage in the first quarter that would be slightly higher than the current unemployment rate followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected an increase in the first projected quarter followed by a decline to negative levels over the last three projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected a breakeven level in the first projected quarter followed by a steep drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected very low growth for the first two projected quarters with low levels of contraction for the final two projected quarters. At March 31, 2026, the Company used its historical prepayment speeds with minimal adjustment.
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
The following tables show our credit ratios and an analysis of our credit loss expense:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Allowance for credit losses on loans	$34,157	$36,511
Total loans held for investment	$5,189,139	$4,991,307
Allowance to total loans held for investment	0.66%	0.73%

Nonaccrual loans	$90,835	$56,208
Total loans held for investment	$5,189,139	$4,991,307
Nonaccrual loans to total loans held for investment	1.75%	1.13%

Allowance for credit losses on loans	$34,157	$36,511
Nonaccrual loans	$90,835	$56,208
Allowance for credit losses to nonaccrual loans	37.60%	64.96%

	Three Months Ended March 31,
	2026			2025
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$—	$726,451	—%	$113	$768,011	0.01%
Construction, land development, land	—	215,087	—%	—	209,416	—%
1-4 family residential	(2)	190,657	—%	(1)	156,223	—%
Farmland	—	42,488	—%	—	52,956	—%
Commercial	250	1,112,236	0.02%	4,297	1,106,975	0.39%
Factored receivables	1,496	1,525,981	0.10%	1,258	1,231,478	0.10%
Consumer	113	16,686	0.68%	132	8,081	1.63%
Mortgage warehouse	—	1,087,606	—%	—	936,529	—%
Total Loans	$1,857	$4,917,192	0.04%	$5,799	$4,469,669	0.13%

Quarter to date net loans charged off decreased $3.9 million. There were no individually significant charge-offs during the three months ended March 31, 2026. Net charge-offs during the three months ended March 31, 2025 reflect a $3.7 million partial charge-off of a liquid credit relationship, a $0.7 million charge-off of a separate liquid credit relationship, and a $1.0 million charge off of another commercial lending relationship.
Securities
As of March 31, 2026 and December 31, 2025, we held equity securities with readily determinable fair values of $4.6 million and $4.6 million, respectively. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value reflected in earnings.
As of March 31, 2026, we held debt securities classified as available for sale with a fair value of $339.6 million, a decrease of $24.7 million from $364.3 million at December 31, 2025. The following table illustrates the changes in our available for sale debt securities:

	Available For Sale Debt Securities:
(Dollars in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Mortgage-backed securities, residential	$84,744	$88,500	$(3,756)	(4.2)%
Asset-backed securities	779	811	(32)	(3.9)%
State and municipal	2,580	2,589	(9)	(0.3)%
CLO Securities	250,176	271,074	(20,898)	(7.7)%
Corporate bonds	261	263	(2)	(0.8)%
SBA pooled securities	1,022	1,040	(18)	(1.7)%
	$339,562	$364,277	$(24,715)	(6.8)%
Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of March 31, 2026, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at March 31, 2026. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.
As of March 31, 2026, we held investments classified as held to maturity with an amortized cost, net of ACL, of $1.0 million, a decrease of $0.6 million from $1.6 million at December 31, 2025. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at March 31, 2026.
The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of March 31, 2026
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities	$39	2.16%	$668	2.38%	$368	4.36%	$87,230	4.72%	$88,305	4.70%
Asset-backed securities	—	—%	—	—%	780	5.19%	—	—%	780	5.19%
State and municipal	—	—%	2,133	2.89%	504	2.65%	—	—%	2,637	2.84%
CLO securities	—	—%	—	—%	22,415	5.62%	227,576	5.19%	249,991	5.23%
Corporate bonds	—	—%	—	—%	264	5.07%	—	—%	264	5.07%
SBA pooled securities	—	—%	—	—%	530	2.78%	532	3.70%	1,062	3.24%
Total available for sale securities	$39	2.16%	$2,801	2.77%	$24,861	5.46%	$315,338	5.06%	$343,039	5.07%

Held to maturity securities:	$—	—%	$3,135	4.13%	$—	—%	$—	—%	$3,135	4.13%
Liabilities
Total liabilities were $5.926 billion as of March 31, 2026, compared to $5.439 billion at December 31, 2025, an increase of $487.2 million, the components of which are discussed below.

Deposits
The following table summarizes our deposits:

(Dollars in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Noninterest bearing demand	$3,042,210	$1,901,638	$1,140,572	60.0%
Interest bearing demand	691,572	845,060	(153,488)	(18.2%)
Individual retirement accounts	35,977	37,634	(1,657)	(4.4%)
Money market	639,651	608,036	31,615	5.2%
Savings	546,374	522,189	24,185	4.6%
Certificates of deposit	222,123	224,644	(2,521)	(1.1%)
Brokered time deposits	442,872	695,093	(252,221)	(36.3%)
Other brokered deposits	79,160	115,922	(36,762)	(31.7%)
Total Deposits	$5,699,939	$4,950,216	$749,723	15.1%
Our total deposits increased $749.7 million, or 15.1%, primarily due to an increase in noninterest bearing demand deposits, money market deposits, and savings deposits. Our mortgage warehouse business has nearly self-funded for several quarters due to the servicing deposits of its customers. The balances of such noninterest bearing deposits were $1.660 billion and $668.3 million at March 31, 2026 and December 31, 2025, respectively. The Company experienced decreases in all other material deposit categories. Other brokered deposits are non-maturity deposits obtained from wholesale sources. As of March 31, 2026, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 88% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 12% of total deposits. At March 31, 2026 and December 31, 2025, our estimated uninsured deposits were $1.436 billion and $1.466 billion, respectively.
At March 31, 2026 we held $67.1 million of time deposits that meet or exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. The following table provides information on the maturity distribution of time deposits exceeding the FDIC insurance limit as of March 31, 2026:

(Dollars in thousands)	Over $250,000
Maturity
3 months or less	$31,274
Over 3 through 6 months	20,933
Over 6 through 12 months	8,442
Over 12 months	3,429
$64,078
The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025

(Dollars in thousands)	Average Balance	Weighted Avg Rates	% of Total	Average Balance	Weighted Avg Rates	% of Total
Interest bearing demand	$682,468	0.44%	13%	$733,151	0.47%	15%
Individual retirement accounts	36,590	1.20%	1%	43,112	1.26%	1%
Money market	608,415	2.52%	11%	611,244	2.57%	13%
Savings	535,308	1.15%	10%	518,690	1.07%	11%
Certificates of deposit	224,469	2.57%	4%	231,662	2.66%	5%
Brokered time deposits	562,295	3.97%	11%	569,200	4.57%	12%
Other brokered deposits	105,565	3.69%	2%	19,899	4.50%	—%
Total interest bearing deposits	2,755,110	2.07%	52%	2,726,958	2.14%	57%
Noninterest bearing demand	2,558,992	—	48%	2,005,305	—	43%
Total deposits	$5,314,102	1.07%	100%	$4,732,263	1.23%	100%

The Company's deposit base is made up of a high number of customers with accounts spread across 62 locations in six states. Our deposit base is diverse in terms of both geography and industry, comprised largely of retail as well small-to-medium sized business customers. The majority of our deposits are FDIC insured.
Other Borrowings
FHLB Advances
The following provides a summary of our FHLB advances as of and for the three months ended March 31, 2026 and the year ended December 31, 2025:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Amount outstanding at end of period	$30,000	$280,000
Weighted average interest rate at end of period	3.83%	3.67%
Average amount outstanding during the period	106,667	208,014
Weighted average interest rate during the period	3.78%	4.35%
Highest month end balance during the period	205,000	355,000
Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At March 31, 2026 and December 31, 2025, we had $817.2 million and $644.7 million, respectively, in unused and available advances from the FHLB.
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
The Subordinated Notes are included on the consolidated balance sheets as liabilities at their carrying values; however, for regulatory purposes, the $69.9 million and $69.9 million carrying value of these obligations at March 31, 2026 and December 31, 2025, respectively, were eligible for inclusion in Tier 2 regulatory capital. At the beginning of each of the last five years of the life of the Subordinated Notes, the amount eligible to be included in Tier 2 regulatory capital will be reduced by 20%.
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
Junior Subordinated Debentures
The following provides a summary of our junior subordinated debentures as of March 31, 2026:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$13,984	September 2033	Three Month SOFR + 3.26%
National Bancshares Capital Trust III	17,526	14,195	July 2036	Three Month SOFR + 1.64%
ColoEast Capital Trust I	5,155	4,032	September 2035	Three Month SOFR + 1.86%
ColoEast Capital Trust II	6,700	5,177	March 2037	Three Month SOFR + 2.05%
Valley Bancorp Statutory Trust I	3,093	2,958	September 2032	Three Month SOFR + 3.66%
Valley Bancorp Statutory Trust II	3,093	2,808	July 2034	Three Month SOFR + 3.01%
	$51,031	$43,154

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
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $43.2 million was allowed in the calculation of Tier I capital as of March 31, 2026.
Capital Resources and Liquidity Management
Capital Resources
Our stockholders’ equity totaled $950.7 million as of March 31, 2026, compared to $941.8 million as of December 31, 2025, an increase of $8.9 million. Stockholders’ equity increased during this period primarily due to our net income, stock based compensation expense, and the issuance of common stock pursuant to our employee stock purchase plan.
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
In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of March 31, 2026, TBK Bank had $677.0 million of unused borrowing capacity from the Federal Reserve Bank discount window and unsecured federal funds lines of credit with seven unaffiliated banks totaling $227.5 million, with no amounts advanced against those lines. Additionally, as of March 31, 2026, we had $817.2 million in unused and available advances from the FHLB. We have historically utilized FHLB advances to support the fluctuating and sometimes unpredictable balances in our mortgage warehouse lending portfolio, and we continue to have the ability to do so.
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of March 31, 2026. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - March 31, 2026
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Federal Home Loan Bank advances	$30,000	$—	$30,000	$—	$—
Subordinated notes	70,000	—	—	—	70,000
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	24,852	5,682	9,684	6,776	2,710
Time deposits with stated maturity dates	700,972	679,535	17,851	3,586	—
Total contractual obligations	$876,855	$685,217	$57,535	$10,362	$123,741
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
Critical Accounting Policies and Estimates
Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policy which we believe to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses. Since December 31, 2025, there have been no changes in critical accounting policies as further described under “Critical Accounting Policies and Estimates” and in Note 1 to the Consolidated Financial Statements in our 2025 Form 10-K.
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

The following table summarizes simulated change in net interest income versus unchanged rates as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	7.2%	10.1%	9.3%	11.1%
+300 basis points	5.4%	7.6%	7.1%	8.4%
+200 basis points	3.6%	5.1%	4.8%	5.7%
+100 basis points	1.8%	2.6%	2.4%	2.9%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(1.6%)	(2.7%)	(2.3%)	(3.0%)
-200 basis points	(3.3%)	(5.5%)	(4.9%)	(6.7%)
-300 basis points	(4.9%)	(8.2%)	(7.4%)	(10.2%)
-400 basis points	(5.7%)	(9.9%)	(8.7%)	(12.1%)
The following table presents the change in our economic value of equity as of March 31, 2026 and December 31, 2025, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	March 31, 2026	December 31, 2025
+400 basis points	9.4%	8.4%
+300 basis points	7.4%	6.6%
+200 basis points	5.2%	4.6%
+100 basis points	2.5%	2.1%
Flat rates	0.0%	0.0%
-100 basis points	(2.8%)	(2.5%)
-200 basis points	(6.1%)	(5.3%)
-300 basis points	(9.7%)	(8.5%)
-400 basis points	(12.9%)	(11.7%)
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

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
TBK Bank, SSB (the “Bank”), the wholly-owned bank subsidiary of the Company, is the agent bank for a $60.5 million floorplan loan facility, of which the Bank holds approximately $22.5 million, for which Tricolor Holdings, LLC (“Tricolor”) is the lead borrower. On September 10, 2025, Tricolor and its affiliates filed for Chapter 7 bankruptcy in the United States District Court for the Northern District of Texas. Public reports have surfaced alleging that Tricolor was engaged in fraud; however, the details of this alleged fraud are not yet known. The floorplan loan facility is secured by a first-priority security interest in the vehicle inventory and certain other assets of Tricolor. As of March 31, 2026, the Bank believes its collateral position adequately secures the outstanding balance of the loan facility. As the bankruptcy proceedings progress, however, the Bank may discover additional information regarding the status of specific collateral securing the loan. Other creditors have asserted that they have interests in some of the collateral in which the Bank asserts a first-priority security interest. To the extent necessary, the bankruptcy court may ultimately have to determine the Bank’s and other creditors’ interest in such collateral. The Company may also be subject to additional claims asserted by creditors or the trustee in the bankruptcy proceedings. Should any of such factual determinations or developments in the bankruptcy proceedings negatively impact the Bank’s assessment of its collateral position or otherwise have a negative impact on the Company, the Company might incur losses which could be material to our business, financial condition and results of operations.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
On February 19, 2026, Mr. Edward J. Schreyer, the Company’s Executive Vice President and Chief Operating Officer, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Schreyer Trading Plan”). The Schreyer Trading Plan covers the sale of up to 90 percent of the net shares (after applicable tax withholding) of the Company’s common stock received by Mr. Schreyer upon the May 1, 2026 vesting of equity awards previously issued to Mr. Schreyer, to occur in several transactions over a period commencing after the later of (1) 90 days from the execution of the Schreyer Trading Plan and (2) the second trading day following the public disclosure of the Company’s financial results on Form 10-Q for the quarter ended March 31, 2026, and will cease upon the earlier of January 31, 2027 or the sale of all shares subject to the Schreyer Trading Plan.

As of the end of the first quarter of 2026, none of our other directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
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

TRIUMPH FINANCIAL INC.
(Registrant)

Date:	April 21, 2026	/s/ Aaron P. Graft
Aaron P. Graft President and Chief Executive Officer

Date:	April 21, 2026	/s/ W. Bradley Voss
W. Bradley Voss Chief Financial Officer