Form 10-Q
period 2026-06-30
Triumph Financial, Inc.
filed 2026-07-21
CIK 1539638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Common Stock — $0.01 par value, 23,894,537 shares, as of July 17, 2026.
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

TRIUMPH FINANCIAL, INC.
FORM 10-Q
June 30, 2026
i

PART I – FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

TRIUMPH FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2026 and December 31, 2025
(Dollar amounts in thousands)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and due from banks	$74,039	$67,535
Interest bearing deposits with other banks	822,772	180,936
Total cash and cash equivalents	896,811	248,471
Securities - equity investments with readily determinable fair values	4,540	4,588
Securities - available for sale	268,118	364,277
Securities - held to maturity, net of allowance for credit losses of $2,105 and $1,628, respectively, fair value of $515 and $1,878, respectively	977	1,550
Loans held for sale	1,405	459
Loans held for investment	5,477,091	4,991,307
Allowance for credit losses	(34,783)	(36,511)
Loans, net of allowance for credit losses	5,442,308	4,954,796
Federal Home Loan Bank and other restricted stock	3,171	14,253
Premises and equipment, net	85,968	91,071
Capitalized software, net	49,873	46,370
Goodwill	355,296	355,296
Intangible assets, net	42,925	47,888
Bank-owned life insurance	65,302	64,887
Deferred tax assets, net	—	181
Other assets	186,991	186,501
Total assets	$7,403,685	$6,380,588
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$3,780,765	$1,901,638
Interest bearing	2,436,624	3,048,578
Total deposits	6,217,389	4,950,216
Federal Home Loan Bank advances	—	280,000
Subordinated notes	69,979	69,879
Junior subordinated debentures	43,321	42,991
Deferred tax liabilities, net	7,187	—
Other liabilities	102,546	95,731
Total liabilities	6,440,422	5,438,817
Commitments and contingencies - See Note 7 and Note 8
Stockholders' equity - See Note 11
Preferred stock	45,000	45,000
Common stock, 23,894,537 and 23,765,385 shares outstanding, respectively	297	295
Additional paid-in-capital	605,940	597,466
Treasury stock, at cost	(272,840)	(270,619)
Retained earnings	587,490	571,368
Accumulated other comprehensive income (loss)	(2,624)	(1,739)
Total stockholders’ equity	963,263	941,771
Total liabilities and stockholders' equity	$7,403,685	$6,380,588
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2026 and 2025
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest and dividend income:
Loans, including fees	$53,592	$54,836	$101,248	$108,412
Factored receivables, including fees	58,958	44,217	104,979	82,911
Securities	3,904	5,721	8,444	11,029
FHLB and other stock	146	246	418	495
Cash deposits	7,937	4,181	12,203	8,624
Total interest income	124,537	109,201	227,292	211,471
Interest expense:
Deposits	24,027	15,505	38,079	29,902
Subordinated notes	663	661	1,325	1,343
Junior subordinated debentures	965	1,035	1,919	2,029
Other borrowings	56	3,322	1,049	5,136
Total interest expense	25,711	20,523	42,372	38,410
Net interest income	98,826	88,678	184,920	173,061
Credit loss expense (benefit)	2,736	(702)	2,129	628
Net interest income after credit loss expense (benefit)	96,090	89,380	182,791	172,433
Noninterest income:
Service charges on deposits	1,798	1,742	3,010	3,338
Card income	2,129	1,922	4,089	3,719
Net gains (losses) on sale of loans	100	190	187	324
Net gains (losses) on disposal of premises and equipment	(1,779)	(218)	(1,173)	628
Fee income	15,527	12,755	29,262	21,869
Insurance commissions	1,006	1,282	2,117	2,532
Other	2,634	1,711	3,630	4,164
Total noninterest income	21,415	19,384	41,122	36,574
Noninterest expense:
Salaries and employee benefits	60,087	59,882	118,255	118,600
Occupancy, furniture and equipment	6,364	8,139	12,865	16,581
FDIC insurance and other regulatory assessments	1,167	894	2,225	1,621
Professional fees	7,089	(320)	11,852	5,744
Amortization of intangible assets	2,486	3,400	5,002	5,800
Advertising and promotion	1,405	1,838	2,617	3,302
Communications and technology	11,950	12,315	25,069	24,559
Software amortization	3,477	2,865	6,777	4,857
Travel and entertainment	1,208	1,619	2,728	3,111
Other	6,401	10,208	12,505	16,838
Total noninterest expense	101,634	100,840	199,895	201,013
Net income before income tax expense	15,871	7,924	24,018	7,994
Income tax expense	4,501	3,504	6,293	3,557
Net income	$11,370	$4,420	$17,725	$4,437
Dividends on preferred stock	(802)	(802)	(1,603)	(1,603)
Net income (loss) available to common stockholders	$10,568	$3,618	$16,122	$2,834
Earnings per common share
Basic	$0.44	$0.15	$0.68	$0.12
Diluted	$0.44	$0.15	$0.67	$0.12
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2026 and 2025
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$11,370	$4,420	$17,725	$4,437
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(2)	1,019	(1,172)	613
Tax effect	2	(245)	287	(143)
Unrealized holding gains (losses) arising during the period, net of taxes	—	774	(885)	470
Reclassification of amount realized through sale or call securities	—	—	—	—
Tax effect	—	—	—	—
Reclassification of amount realized through sale or call of securities, net of taxes	—	—	—	—
Change in unrealized gains (losses) on securities, net of tax	—	774	(885)	470
Total other comprehensive income (loss)	—	774	(885)	470
Comprehensive income (loss)	$11,370	$5,194	$16,840	$4,907
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2026 and 2025
(Dollar amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost		Other Comprehensive Income (Loss)
Balance, January 1, 2026	$45,000	23,765,385	$295	$597,466	5,770,441	$(270,619)	$571,368	$(1,739)	$941,771
Vesting of restricted stock units and performance stock units	—	3,750	—	—	—	—	—	—	—
Stock option exercises, net	—	13,633	—	(211)	—	—	—	—	(211)
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	24,926	1	1,159	—	—	—	—	1,160
Stock based compensation	—	—	—	3,418	—	—	—	—	3,418
Purchase of treasury stock	—	(1,441)	—	—	1,441	(92)	—	—	(92)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	6,355	—	6,355
Other comprehensive income (loss)	—	—	—	—	—	—	—	(885)	(885)
Balance, March 31, 2026	$45,000	23,806,253	$296	$601,832	5,771,882	$(270,711)	$576,922	$(2,624)	$950,715
Vesting of restricted stock units and performance stock units	—	119,807	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	4,109	—	—	—	—	4,109
Purchase of treasury stock	—	(31,523)	—	—	31,523	(2,129)	—	—	(2,129)
Dividends on preferred stock	—	—	—	—	—	—	(802)	—	(802)
Net income	—	—	—	—	—	—	11,370	—	11,370
Balance, June 30, 2026	$45,000	23,894,537	$297	$605,940	5,803,405	$(272,840)	$587,490	$(2,624)	963,263

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost
Balance, January 1, 2025	$45,000	23,391,411	$291	$567,884	5,729,802	$(268,356)	$549,215	$(3,115)	$890,919
Vesting of restricted stock and performance stock units	—	8,973	—	—	—	—	—	—	—
Stock option exercises, net	—	495	—	25	—	—	—	—	25
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	20,892	1	1,367	—	—	—	—	1,368
Stock based compensation	—	—	—	2,831	—	—	—	—	2,831
Forfeiture of restricted stock awards	—	(575)	—	36	575	(36)	—	—	—
Purchase of treasury stock, net	—	(1,456)	—	—	1,456	(128)	—	—	(128)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	17	—	17
Other comprehensive income (loss)	—	—	—	—	—	—	—	(304)	(304)
Balance, March 31, 2025	$45,000	23,419,740	$292	$572,143	5,731,833	$(268,520)	$548,431	$(3,419)	$893,927
Issuance of common stock	—	256,984	2	12,730	—	—	—	—	12,732
Vesting of restricted stock and performance stock units	—	88,930	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	3,430	—	—	—	—	3,430
Purchase of treasury stock, net	—	(38,608)	—	—	38,608	(2,099)	—	—	(2,099)
Dividends on preferred stock	—	—	—	—	—	—	(802)	—	(802)
Net income	—	—	—	—	—	—	4,420	—	4,420
Other comprehensive income (loss)	—	—	—	—	—	—	—	774	774
Balance, June 30, 2025	$45,000	23,727,046	$295	$588,302	5,770,441	$(270,619)	$552,049	$(2,645)	$912,382
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2026 and 2025
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$17,725	$4,437
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,646	7,899
Net accretion on loans	(115)	(778)
Amortization of subordinated notes issuance costs	100	118
Amortization of junior subordinated debentures	330	314
Net (accretion) amortization on securities	(43)	(216)
Amortization of intangible assets	5,002	5,800
Software amortization	6,777	4,857
Deferred taxes, net	7,656	4,164
Credit loss expense (benefit)	2,129	628
Stock based compensation	7,527	6,261
Net (gains) losses on equity securities	48	(81)
Net OREO (gains) losses and valuation adjustments	61	—
Net (gains) losses on disposal of premises and equipment	1,173	(628)
Origination of loans held for sale	(11,059)	(8,627)
Proceeds from sale of loans originated or purchased for sale	10,300	8,101
Net (gains) losses on sale of loans	(187)	(324)
Net change in operating leases	(545)	(217)
Change in estimated fair value of revenue share asset	312	(274)
(Increase) decrease in other assets	(4,498)	(35,407)
Increase (decrease) in other liabilities	2,880	10,152
Net cash provided by (used in) operating activities	51,219	6,179
Cash flows from investing activities:
Purchases of securities available for sale	—	(105,000)
Proceeds from maturities, calls, and pay downs of securities available for sale	95,030	95,028
Proceeds from maturities, calls, and pay downs of securities held to maturity	201	135
Purchases of loans held for investment	(3,682)	(21,742)
Proceeds from sale of loans	535	13,795
Net change in loans	(486,117)	(406,345)
Purchases of premises and equipment	(5,251)	(7,294)
Proceeds from sales of premises and equipment	1,220	11,455
Net proceeds from sale of OREO	10,124	—
Expenditures for capitalized software	(10,280)	(9,897)
(Purchases) redemptions of FHLB and other restricted stock, net	11,082	715
Net cash paid for acquisitions	—	(137,517)
Acquired intangible assets	(39)	(124)
Net cash provided by (used in) investing activities	(387,177)	(566,791)
Cash flows from financing activities:
Net increase (decrease) in deposits	1,267,173	365,278
Increase (decrease) in short term Federal Home Loan Bank advances	(250,000)	150,000
Repayment of long term Federal Home Loan Bank advances	(30,000)	—
Preferred stock dividends	(1,603)	(1,603)
Stock option exercises, net	(211)	25
Proceeds from employee stock purchase plan common stock issuance	1,160	1,368
Purchase of treasury stock, net	(2,221)	(2,227)
Net cash provided by (used in) financing activities	984,298	512,841
Net increase (decrease) in cash and cash equivalents	648,340	(47,771)
Cash and cash equivalents at beginning of period	248,471	330,117
Cash and cash equivalents at end of period	896,811	282,346
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2026 and 2025
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow information:
Interest paid	$48,558	$37,472
Income taxes paid, net	$648	$1,642
Cash paid for operating lease liabilities	$3,358	$2,952
Supplemental noncash disclosures:
Loans transferred to OREO	$—	$1,995
Loans held for investment transferred to loans held for sale	$535	$18,075
Assets transferred to assets held for sale	$2,315	$—
Lease liabilities arising from obtaining right-of-use assets	$15,127	$548

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
Reportable Segments
The Company has four reportable segments consisting of Banking, Factoring, Payments, and Intelligence. The Company’s Chief Executive Officer uses segment results to evaluate segment performance, develop strategy, and allocate resources. For further discussion of management's operating segments and allocation methodology, see Note 16 – Business Segment Information.
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
In July 2025, the FASB issued Accounting Standards Update 2025-05, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). ASU 2025-05 provides the option to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. ASU 2025-05 is effective for the Company for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years. Adoption of ASU 2025-05 did not have a material impact on the Company's consolidated financial statements.

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
The $19.4 million Misdirected Payments Receivable balance was legally discharged upon receipt of the settlement proceeds on July 10, 2025. The USPS Settlement had a $12.4 million and $11.5 million positive impact on pretax net income for the three and six months ended June 30, 2025, respectively, made up of the prior period impacts of the interest and fees, legal expense recovery, and the recovery of the previously charged-off acquired over-formula advances. The USPS Settlement did not have an impact on pretax net income for the three and six months ended June 30, 2026.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
NOTE 3 — SECURITIES
Equity Securities With Readily Determinable Fair Values
The Company held equity securities with readily determinable fair values of $4,540,000 and $4,588,000 at June 30, 2026 and December 31, 2025, respectively. The gross realized and unrealized gains and losses recognized on equity securities with readily determinable fair values included in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Unrealized gains (losses) on equity securities held at the reporting date	$(19)	$14	$(48)	$81
Realized gains (losses) on equity securities sold during the period	—	—	—	—
	$(19)	$14	$(48)	$81
Equity Securities Without Readily Determinable Fair Values
The following table summarizes the Company's investments in equity securities without readily determinable fair values:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Equity Securities without readily determinable fair value, at cost	$65,862	$75,499
Upward adjustments based on observable price changes, cumulative	10,163	10,163
Impairments and downward adjustments based on observable price changes, cumulative	(1,212)	(1,212)
Equity Securities without readily determinable fair value, carrying value	$74,813	$84,450
Equity securities without readily determinable fair values include Federal Home Loan Bank and other restricted stock, which are reported separately in the Company's consolidated balance sheets. Equity securities without readily determinable fair values also include the Company's investments in the common stock of Trax Group, Inc. and Warehouse Solutions Inc., with carrying amounts of $9,700,000 and $38,088,000, respectively, at June 30, 2026. Both investments have been allocated to our Payments segment and are included in other assets in the Company's consolidated balance sheets.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
There were no realized or unrealized gains or losses recognized on equity securities without readily determinable fair values during the three and six months ended June 30, 2026 and 2025.
Management monitors its equity securities without readily determinable fair values for observable transactions in similar equity instruments as well as indicators of impairment, either of which would require it to mark such equity securities to fair value. No such transactions or indicators of impairment were detected during the three and six months ended June 30, 2026.
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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2026
Available for sale securities:
Mortgage-backed securities, residential	$84,283	$173	$(4,048)	$—	$80,408
Asset-backed securities	750	—	(7)	—	743
State and municipal	2,636	—	(48)	—	2,588
CLO securities	182,688	495	—	—	183,183
Corporate bonds	264	—	(4)	—	260
SBA pooled securities	976	8	(48)	—	936
Total available for sale securities	$271,597	$676	$(4,155)	$—	$268,118

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2026
Held to maturity securities:
CLO securities	$3,082	$—	$(2,567)	$515
Allowance for credit losses	(2,105)
Total held to maturity securities, net of ACL	$977

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2025
Available for sale securities:
Mortgage-backed securities, residential	$91,642	$462	$(3,604)	$—	$88,500
Asset-backed securities	812	—	(1)	—	811
State and municipal	2,638	—	(49)	—	2,589
CLO Securities	270,148	926	—	—	271,074
Corporate bonds	265	—	(2)	—	263
SBA pooled securities	1,079	10	(49)	—	1,040
Total available for sale securities	$366,584	$1,398	$(3,705)	$—	$364,277

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2025
Held to maturity securities:
CLO securities	$3,178	$—	$(1,300)	$1,878
Allowance for credit losses	(1,628)
Total held to maturity securities, net of ACL	$1,550
The amortized cost and estimated fair value of securities at June 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one year to five years	2,132	2,120	3,082	515
Due from five years to ten years	30,454	30,522	—	—
Due after ten years	153,002	153,389	—	—
	185,588	186,031	3,082	515
Mortgage-backed securities, residential	84,283	80,408	—	—
Asset-backed securities	750	743	—	—
SBA pooled securities	976	936	—	—
	$271,597	$268,118	$3,082	$515
There were no sales of debt securities during the three and six months ended June 30, 2026 and 2025.
Debt securities with a carrying amount of approximately $28,933,000 and $28,896,000 at June 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.
Accrued interest on available for sale securities totaled $2,256,000 and $3,387,000 at June 30, 2026 and December 31, 2025, respectively, and was included in other assets on the Company's consolidated balance sheets. There was no accrued interest related to debt securities reversed against interest income for the three and six months ended June 30, 2026 and 2025.
The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026
Available for sale securities:
Mortgage-backed securities, residential	$37,975	$(382)	$25,428	$(3,666)	$63,403	$(4,048)
Asset-backed securities	744	(7)	—	—	744	(7)
State and municipal	861	(2)	1,547	(46)	2,408	(48)
CLO securities	—	—	—	—	—	—
Corporate bonds	260	(4)	—	—	260	(4)
SBA pooled securities	—	—	653	(48)	653	(48)
	$39,840	$(395)	$27,628	$(3,760)	$67,468	$(4,155)

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
Available for sale securities:
Mortgage-backed securities, residential	$14,533	$(85)	$30,284	$(3,519)	$44,817	$(3,604)
Asset-backed securities	811	(1)	—	—	811	(1)
State and municipal	505	—	1,544	(49)	2,049	(49)
CLO Securities	—	—	—	—	—	—
Corporate bonds	—	—	263	(2)	263	(2)
SBA pooled securities	—	—	747	(49)	747	(49)
	$15,849	$(86)	$32,838	$(3,619)	$48,687	$(3,705)
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
At June 30, 2026, the Company had 72 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2026, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore the Company carried no allowance for credit losses on available for sale debt securities at June 30, 2026.
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Held to Maturity CLO Securities	2026	2025	2026	2025
Allowance for credit losses:
Beginning balance	$2,104	$1,476	$1,628	$3,491
Credit loss expense	(104)	(97)	372	48
Charge-offs	—	—	—	(2,160)
Recoveries	105	20	105	20
Allowance for credit losses ending balance	$2,105	$1,399	$2,105	$1,399
The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation ("CLO") funds. These securities are the junior-most in securitization capital structures and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially. The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. During the three months ended March 31, 2025, the Company charged off one of its three investments in these CLO funds as it was deemed to be an uncollectible investment. The charge-off was fully reserved in a prior period. At June 30, 2026 and December 31, 2025, $3,082,000 and $1,913,000, respectively, of the Company’s held to maturity securities were classified as nonaccrual.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Sale
The following table presents loans held for sale:

(Dollars in thousands)	June 30, 2026	December 31, 2025
1-4 family residential	$1,405	$459
Total loans held for sale	$1,405	$459
Loans Held for Investment
Loans
The following table presents the amortized cost and unpaid principal balance of loans held for investment:

	June 30, 2026			December 31, 2025
(Dollars in thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial real estate	$667,520	$667,661	$(141)	$730,435	$730,533	$(98)
Construction, land development, land	192,091	192,260	(169)	224,214	224,414	(200)
1-4 family residential	205,540	203,758	1,782	193,508	192,322	1,186
Farmland	42,909	42,935	(26)	43,433	43,474	(41)
Commercial	1,160,128	1,169,548	(9,420)	1,163,664	1,173,373	(9,709)
Factored receivables	2,135,878	2,140,986	(5,108)	1,462,900	1,465,854	(2,954)
Consumer	16,715	16,728	(13)	16,819	16,833	(14)
Mortgage warehouse	1,056,310	1,056,310	—	1,156,334	1,156,334	—
Total loans held for investment	5,477,091	$5,490,186	$(13,095)	4,991,307	$5,003,137	$(11,830)
Allowance for credit losses	(34,783)			(36,511)
	$5,442,308			$4,954,796
The difference between the amortized cost and the unpaid principal is due to (1) premiums and discounts associated with acquired loans totaling $8,596,000 and $9,300,000 at June 30, 2026 and December 31, 2025, respectively, and (2) net deferred origination and factoring fees totaling $4,499,000 and $2,530,000 at June 30, 2026 and December 31, 2025, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $35,089,000 and $42,478,000 at June 30, 2026 and December 31, 2025, respectively, and was included in other assets on the Company's consolidated balance sheets.
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
As of June 30, 2026, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (20%), Colorado (10%), Illinois (12%), and Iowa (4%) make up 46% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2025, the states of Texas (20%), Illinois (10%), Colorado (10%), and Iowa (4%) made up 44% of the Company’s gross loans, excluding factored receivables.
A majority (97%) of the Company's factored receivables, representing approximately 38% of the Company's total loan portfolio as of June 30, 2026, are transportation receivables. At December 31, 2025, 97% of the Company's factored receivables, representing approximately 29% of the Company's total loan portfolio, were transportation receivables.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At June 30, 2026 and December 31, 2025, the Company had $374,124,000 and $338,496,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.
Loans with carrying amounts of $1,721,719,000 and $1,725,914,000 at June 30, 2026 and December 31, 2025, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and Federal Reserve Bank discount window borrowing capacity.
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Initial ACL on Loans Purchased with Credit Deterioration	Ending Balance
Three Months Ended June 30, 2026
Commercial real estate	$5,274	$(410)	$(668)	$48	$—	$4,244
Construction, land development, land	2,498	420	—	1	—	2,919
1-4 family residential	1,924	210	(74)	26	—	2,086
Farmland	299	2	—	—	—	301
Commercial	12,795	(723)	(1,975)	1,353	—	11,450
Factored receivables	9,827	2,872	(567)	176	—	12,308
Consumer	357	114	(84)	26	—	413
Mortgage warehouse	1,183	(121)	—	—	—	1,062
	$34,157	$2,364	$(3,368)	$1,630	$—	$34,783

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Initial ACL on Loans Purchased with Credit Deterioration	Ending Balance
Three Months Ended June 30, 2025
Commercial real estate	$4,657	$(518)	$(5)	$64	$—	$4,198
Construction, land development, land	2,639	199	(250)	1	—	2,589
1-4 family residential	1,446	158	(45)	1	—	1,560
Farmland	326	(24)	—	—	—	302
Commercial	16,191	1,693	(11,132)	281	10,780	17,813
Factored receivables	9,851	(2,638)	(665)	4,005	—	10,553
Consumer	155	368	(91)	34	—	466
Mortgage warehouse	964	246	—	—	—	1,210
	$36,229	$(516)	$(12,188)	$4,386	$10,780	$38,691

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Initial ACL on Loans Purchased with Credit Deterioration	Ending Balance
Six Months Ended June 30, 2026
Commercial real estate	$4,713	$151	$(668)	$48	$—	$4,244
Construction, land development, land	2,970	(52)	—	1	—	2,919
1-4 family residential	1,927	205	(74)	28	—	2,086
Farmland	298	3	—	—	—	301
Commercial	14,947	(2,625)	(2,233)	1,361	—	11,450
Factored receivables	10,069	4,126	(2,344)	457	—	12,308
Consumer	429	155	(221)	50	—	413
Mortgage warehouse	1,158	(96)	—	—	—	1,062
	$36,511	$1,867	$(5,540)	$1,945	$—	$34,783

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Initial ACL on Loans Purchased with Credit Deterioration	Ending Balance
Six Months Ended June 30, 2025
Commercial real estate	$3,825	$427	$(121)	$67	$—	$4,198
Construction, land development, land	2,873	(35)	(250)	1	—	2,589
1-4 family residential	1,404	199	(46)	3	—	1,560
Farmland	386	(84)	—	—	—	302
Commercial	21,419	762	(15,503)	355	10,780	17,813
Factored receivables	9,600	(1,129)	(2,073)	4,155	—	10,553
Consumer	185	470	(270)	81	—	466
Mortgage warehouse	1,022	188	—	—	—	1,210
	$40,714	$798	$(18,263)	$4,662	$10,780	$38,691
The increase in required ACL during the three months ended June 30, 2026 is a function of net charge-offs of $1,738,000 and credit loss expense of $2,364,000.
The decrease in required ACL during the six months ended June 30, 2026 is a function of net charge-offs of $3,595,000 and credit loss expense of $1,867,000.
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For all DCF models at June 30, 2026, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At June 30, 2026 as compared to December 31, 2025, the Company forecasted minimal change in national unemployment and one-year percentage change in national gross domestic product as well as modest improvement in one-year percentage change in national retail sales and one-year percentage change in national home price index. At June 30, 2026 for national unemployment, the Company projected a percentage in the first quarter that would be slightly higher than the current unemployment rate followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected an increases in the first two projected quarters followed by a decline to negative levels over the last two projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected an increase in the first projected quarter followed by a drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected very low growth for the first two projected quarters with low levels of contraction for the final two projected quarters. At June 30, 2026, the Company used its historical prepayment speeds with minimal adjustment.
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
For the three months ended June 30, 2026, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period decreased the required ACL by $1,950,000. Changes in loan volume and mix increased the required ACL by $3,145,000. Changes in required specific reserves decreased the ACL by $569,000. Net charge-offs during the period were $1,738,000.
For the three months ended June 30, 2025, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period decreased the required ACL by $207,000. Changes in loan volume and mix increased the required ACL by $1,185,000. Changes in required specific reserves increased the ACL by $1,484,000. Net charge-offs during the period were $7,802,000.
For the six months ended June 30, 2026, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period decreased the required ACL by $3,629,000. Changes in loan volume and mix increased the required ACL by $3,255,000. Decreases in required specific reserves decreased the required ACL by $1,354,000. Net charge-offs during the period were $3,595,000.
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
June 30, 2026
Commercial real estate	$59,123	$—	$—	$—	$59,123	$—
Construction, land development, land	—	—	—	—	—	—
1-4 family residential	2,276	—	—	—	2,276	2
Farmland	243	—	46	128	417	—
Commercial	105	—	41,140	3,755	45,000	1,565
Factored receivables	—	6,321	—	—	6,321	1,365
Consumer	—	—	—	12	12	—
Mortgage warehouse	—	—	—	—	—	—
Total	$61,747	$6,321	$41,186	$3,895	$113,149	$2,932

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
December 31, 2025
Commercial real estate	$25,162	$—	$—	$—	$25,162	$—
Construction, land development, land	—	—	—	—	—	—
1-4 family residential	1,827	—	—	—	1,827	—
Farmland	1,177	—	55	138	1,370	—
Commercial	173	—	40,647	4,627	45,447	1,708
Factored receivables	—	4,650	—	—	4,650	2,578
Consumer	—	—	—	12	12	—
Mortgage warehouse	—	—	—	—	—	—
Total	$28,339	$4,650	$40,702	$4,777	$78,468	$4,286
Commercial loans secured by Other collateral primarily consist of large liquid credit loans secured by the underlying enterprise values of the borrowers.
Past Due and Nonaccrual Loans
The following tables present an aging of contractually past due loans:

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
June 30, 2026
Commercial real estate	$58	$1,151	$38,349	$39,558	$627,962	$667,520	$—
Construction, land development, land	731	—	—	731	191,360	192,091	—
1-4 family residential	223	863	1,754	2,840	202,700	205,540	—
Farmland	217	98	—	315	42,594	42,909	—
Commercial	7,611	7,248	29,985	44,844	1,115,284	1,160,128	—
Factored receivables	26,880	4,199	515	31,594	2,104,284	2,135,878	515
Consumer	3	—	—	3	16,712	16,715	—
Mortgage warehouse	—	—	—	—	1,056,310	1,056,310	—
Total	$35,723	$13,559	$70,603	$119,885	$5,357,206	$5,477,091	$515

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
December 31, 2025
Commercial real estate	$40,346	$688	$6,851	$47,885	$682,550	$730,435	$—
Construction, land development, land	—	—	—	—	224,214	224,214	—
1-4 family residential	370	1,138	1,489	2,997	190,511	193,508	—
Farmland	218	—	—	218	43,215	43,433	—
Commercial	31,105	6,798	13,299	51,202	1,112,462	1,163,664	1,178
Factored receivables	25,876	6,334	1,347	33,557	1,429,343	1,462,900	1,347
Consumer	14	9	—	23	16,796	16,819	—
Mortgage warehouse	—	—	—	—	1,156,334	1,156,334	—
Total	$97,929	$14,967	$22,986	$135,882	$4,855,425	$4,991,307	$2,525
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
The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Total Nonaccrual	Nonaccrual With No ACL	Total Nonaccrual	Nonaccrual With No ACL
Commercial real estate	$42,518	$42,518	$8,502	$8,502
Construction, land development, land	—	—	—	—
1-4 family residential	2,276	2,218	1,790	1,790
Farmland	417	417	458	458
Commercial	44,774	38,216	45,446	38,224
Factored receivables	—	—	—	—
Consumer	12	12	12	12
Mortgage warehouse	—	—	—	—
	$89,997	$83,381	$56,208	$48,986
The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Commercial real estate	$1	$62	$265	$76
Construction, land development, land	—	—	—	—
1-4 family residential	—	2	3	2
Farmland	15	—	15	—
Commercial	3	—	30	3
Factored receivables	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
	$19	$64	$313	$81
There was no interest earned on nonaccrual loans during the three and six months ended June 30, 2026 and 2025.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents information regarding nonperforming loans:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Nonaccrual loans	$89,997	$56,208
Nonperforming factored receivables	515	1,347
	$90,512	$57,555
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
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. As of June 30, 2026 and December 31, 2025, based on the most recent analysis performed, the risk category of loans is as follows:

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
June 30, 2026	2026	2025	2024	2023	2022	Prior
Commercial real estate
Pass	$14,488	$195,137	$73,351	$98,459	$30,338	$146,854	$5,752	$829	$565,208
Classified	—	—	42,600	37,890	3,128	17,773	921	—	102,312
Total commercial real estate	$14,488	$195,137	$115,951	$136,349	$33,466	$164,627	$6,673	$829	$667,520
YTD gross charge-offs	$—	$—	$—	$2	$—	$666	$—	$—	$668

Construction, land development, land
Pass	$11,385	$45,118	$35,557	$98,267	$723	$1,035	$6	$—	$192,091
Classified	—	—	—	—	—	—	—	—	—
Total construction, land development, land	$11,385	$45,118	$35,557	$98,267	$723	$1,035	$6	$—	$192,091
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential
Pass	$35,803	$51,179	$31,103	$13,862	$7,932	$29,941	$30,417	$2,856	$203,093
Classified	—	358	319	376	31	1,135	228	—	2,447
Total 1-4 family residential	$35,803	$51,537	$31,422	$14,238	$7,963	$31,076	$30,645	$2,856	$205,540
YTD gross charge-offs	$—	$—	$—	$—	$—	$74	$—	$—	$74

Farmland
Pass	$2,082	$8,610	$10,031	$2,364	$3,281	$13,936	$1,477	$316	$42,097
Classified	—	—	—	—	—	812	—	—	812
Total farmland	$2,082	$8,610	$10,031	$2,364	$3,281	$14,748	$1,477	$316	$42,909
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$170,454	$290,400	$183,055	$53,605	$19,475	$13,653	$379,335	$2,844	$1,112,821
Classified	3,891	4,820	916	8,673	3,520	3,000	22,487	—	47,307
Total commercial	$174,345	$295,220	$183,971	$62,278	$22,995	$16,653	$401,822	$2,844	$1,160,128
YTD gross charge-offs	$—	$1,314	$2	$246	$671	$—	$—	$—	$2,233

Factored receivables
Pass	$2,129,832	$—	$—	$—	$—	$—	$—	$—	$2,129,832
Classified	6,046	—	—	—	—	—	—	—	6,046
Total factored receivables	$2,135,878	$—	$—	$—	$—	$—	$—	$—	$2,135,878
YTD gross charge-offs	$567	$1,777	$—	$—	$—	$—	$—	$—	$2,344

Consumer
Pass	$7,995	$1,650	$804	$549	$121	$244	$5,340	$—	$16,703
Classified	—	—	—	—	—	12	—	—	12
Total consumer	$7,995	$1,650	$804	$549	$121	$256	$5,340	$—	$16,715
YTD gross charge-offs	$182	$28	$4	$7	$—	$—	$—	$—	$221

Mortgage warehouse
Pass	$1,056,310	$—	$—	$—	$—	$—	$—	$—	$1,056,310
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$1,056,310	$—	$—	$—	$—	$—	$—	$—	$1,056,310
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$3,428,349	$592,094	$333,901	$267,106	$61,870	$205,663	$422,327	$6,845	$5,318,155
Classified	9,937	5,178	43,835	46,939	6,679	22,732	23,636	—	158,936
Total loans	$3,438,286	$597,272	$377,736	$314,045	$68,549	$228,395	$445,963	$6,845	$5,477,091
YTD gross charge-offs	$749	$3,119	$6	$255	$671	$740	$—	$—	$5,540

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2025	2025	2024	2023	2022	2021	Prior
Commercial real estate
Pass	$194,679	$167,423	$57,294	$32,510	$66,763	$96,283	$2,639	$841	$618,432
Classified	—	—	83,865	2,696	1,301	23,453	688	—	112,003
Total commercial real estate	$194,679	$167,423	$141,159	$35,206	$68,064	$119,736	$3,327	$841	$730,435
YTD gross charge-offs	$—	$—	$116	$—	$—	$87	$—	$—	$203

Construction, land development, land
Pass	$14,821	$87,037	$120,397	$843	$769	$347	$—	$—	$224,214
Classified	—	—	—	—	—	—	—	—	—
Total construction, land development, land	$14,821	$87,037	$120,397	$843	$769	$347	$—	$—	$224,214
YTD gross charge-offs	$—	$—	$—	$—	$—	$250	$—	$—	$250

1-4 family residential
Pass	$54,257	$41,135	$15,614	$11,408	$14,114	$18,889	$31,545	$2,286	$189,248
Classified	365	9	899	82	1,120	1,734	51	—	4,260
Total 1-4 family residential	$54,622	$41,144	$16,513	$11,490	$15,234	$20,623	$31,596	$2,286	$193,508
YTD gross charge-offs	$—	$—	$—	$—	$—	$104	$—	$—	$104

Farmland
Pass	$9,001	$9,827	$4,068	$3,613	$2,330	$12,939	$458	$358	$42,594
Classified	—	—	—	—	—	839	—	—	839
Total farmland	$9,001	$9,827	$4,068	$3,613	$2,330	$13,778	$458	$358	$43,433
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$335,153	$225,023	$82,460	$32,954	$7,901	$13,026	$417,434	$2,153	$1,116,104
Classified	4,409	1,524	10,608	5,478	956	928	23,657	—	47,560
Total commercial	$339,562	$226,547	$93,068	$38,432	$8,857	$13,954	$441,091	$2,153	$1,163,664
YTD gross charge-offs	$—	$4,924	$7,950	$1,180	$276	$10,816	$—	$—	$25,146

Factored receivables
Pass	$1,458,558	$—	$—	$—	$—	$—	$—	$—	$1,458,558
Classified	4,342	—	—	—	—	—	—	—	4,342
Total factored receivables	$1,462,900	$—	$—	$—	$—	$—	$—	$—	$1,462,900
YTD gross charge-offs	$5,229	$1,408	$—	$—	$—	$—	$—	$—	$6,637

Consumer
Pass	$9,851	$1,162	$778	$226	$167	$314	$4,309	$—	$16,807
Classified	—	—	—	—	—	12	—	—	12
Total consumer	$9,851	$1,162	$778	$226	$167	$326	$4,309	$—	$16,819
YTD gross charge-offs	$467	$81	$13	$6	$—	$18	$—	$—	$585

Mortgage warehouse
Pass	$1,156,334	$—	$—	$—	$—	$—	$—	$—	$1,156,334
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$1,156,334	$—	$—	$—	$—	$—	$—	$—	$1,156,334
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$3,232,654	$531,607	$280,611	$81,554	$92,044	$141,798	$456,385	$5,638	$4,822,291
Classified	9,116	1,533	95,372	8,256	3,377	26,966	24,396	—	169,016
Total loans	$3,241,770	$533,140	$375,983	$89,810	$95,421	$168,764	$480,781	$5,638	$4,991,307
YTD gross charge-offs	$5,696	$6,413	$8,079	$1,186	$276	$11,275	$—	$—	$32,925

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
The following tables present the amortized cost basis of loan modifications to borrowers experiencing financial difficulty made during the reporting period:

	Term Extension
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Term Extended By
Three Months Ended June 30, 2026
Commercial real estate	$48,161	7.2%	0.3 years
Commercial	7,139	0.6%	1.7 years
	$55,300	1.0%

Three Months Ended June 30, 2025
Commercial real estate	$134,268	17.8%	0.3 years
Commercial	2,087	0.2%	1.3 years
	$136,355	2.8%

Six Months Ended June 30, 2026
Commercial real estate	$48,161	7.2%	0.4 years
Commercial	8,283	0.7%	1.5 years
	$56,444	1.0%

Six Months Ended June 30, 2025
Commercial real estate	$134,268	17.8%	0.5 years
1-4 family residential	15	—%	5.0 years
Commercial	2,087	0.2%	1.3 years
	$136,370	2.8%

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Term Extension and Payment Delay
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Term Extended By	Payments Delayed By
Three Months Ended June 30, 2025
Commercial	302	—%	0.5 years	0.5 years
	$302	—%

Six Months Ended June 30, 2026
Commercial real estate	$654	0.1%	0.6 years	0.5 years
	$654	—%

Six Months Ended June 30, 2025
Commercial	302	—%	0.8 years	0.8 years
	$302	—%

	Payment Delay
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Payments Delayed By
Six Months Ended June 30, 2025
Commercial	$528	—%	0.5 years
	$528	—%
Generally, if a loan to a borrower experiencing financial difficulty is modified, the Company will seek to obtain credit enhancements when possible.
The following table presents the payment status of loans that have been modified in the last twelve months:

	June 30, 2026
(Dollars in thousands)	Current	Past Due 30-89 Days	Past Due 90 Days or More	Total
Commercial real estate	$66,282	$654	$37,554	$104,490
Construction, land development, land	—	—	—	—
1-4 family residential	8	—	—	8
Farmland	—	—	—	—
Commercial	15,125	442	15	15,582
Factored receivables	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
	$81,415	$1,096	$37,569	$120,080
At June 30, 2026, the Company had $0 of commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.
There were $37,554,000 of commercial real estate loans and $15,000 of commercial loans to borrowers experiencing financial difficulty that had a payment default during the six months ended June 30, 2026 and were modified in the form of a term extension in the twelve months prior to that default. There were no loans to borrowers experiencing financial difficulty that had a payment default during the three months ended June 30, 2026 and were modified in the twelve months prior to that default.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
There were no loans to borrowers experiencing financial difficulty that had a payment default during the three and six months ended June 30, 2025 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.
Residential Real Estate Loans In Process of Foreclosure
At June 30, 2026 and December 31, 2025, the Company had $30,000 and $371,000, respectively, of 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.
Other Real Estate Owned
At June 30, 2026 and December 31, 2025, the Company had $0 and $10,185,000 of other real estate owned, net.
NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Goodwill	$355,296	$355,296

	June 30, 2026			December 31, 2025
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,578	$(42,367)	$1,211	$43,578	$(41,836)	$1,742
Customer relationship intangibles	65,494	(32,170)	33,324	65,494	(28,776)	36,718
Software intangible assets	26,932	(19,503)	7,429	26,932	(18,461)	8,471
Other intangible assets	3,681	(2,720)	961	3,641	(2,684)	957
	$139,685	$(96,760)	$42,925	$139,645	$(91,757)	$47,888
The changes in goodwill and intangible assets during the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Beginning balance	$400,668	$255,912	$403,184	$258,208
Acquired goodwill	—	111,951	—	111,951
Acquired intangible assets	39	44,721	39	44,844
Amortization of intangibles	(2,486)	(3,400)	(5,002)	(5,800)
Amortization of intangibles included in lease income	—	(19)	—	(38)
Ending balance	$398,221	$409,165	$398,221	$409,165
NOTE 6 — VARIABLE INTEREST ENTITIES
Collateralized Loan Obligation Funds – Closed
The Company holds investments in the subordinated notes of the following closed Collateralized Loan Obligation (“CLO”) funds:

(Dollars in thousands)	Offering Date	Offering Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO VI, LTD (Trinitas VI)	June 20, 2017	$717,100

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $977,000 and $1,550,000 at June 30, 2026 and December 31, 2025, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.
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
NOTE 7 — LEGAL CONTINGENCIES
TBK Bank, SSB (the “Bank”), the wholly-owned bank subsidiary of the Company, is the agent bank for a $60.5 million floorplan loan facility, of which the Bank holds approximately $22.5 million, for which Tricolor Holdings, LLC (“Tricolor”) is the lead borrower. On September 10, 2025, Tricolor and its affiliates filed for Chapter 7 bankruptcy in the United States District Court for the Northern District of Texas. The floorplan loan facility is secured by a first-priority security interest in the vehicle inventory and certain other assets of Tricolor. As of June 30, 2026, the Bank believes its collateral position adequately secures the outstanding balance of the loan facility. As the bankruptcy proceedings progress, however, the Bank may discover additional information regarding the status of specific collateral securing the loan. Other creditors have asserted that they have interests in some of the collateral in which the Bank asserts a first-priority security interest. To the extent necessary, the bankruptcy court may ultimately have to determine the Bank’s and other creditors’ interest in such collateral. The Company may also be subject to additional claims asserted by creditors or the trustee in the bankruptcy proceedings. Should any of such factual determinations or developments in the bankruptcy proceedings negatively impact the Bank’s assessment of its collateral position or otherwise have a negative impact on the Company, the Company might incur losses which could be material to our business, financial condition and results of operations.
Additionally, other various legal claims have arisen from time to time in the normal course of business which, in the opinion of management as of June 30, 2026, will have no material effect on the Company’s consolidated financial statements.
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
The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	June 30, 2026			December 31, 2025
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$69,665	$331,047	$400,712	$92,223	$440,289	$532,512
Standby letters of credit	$5,792	$6,609	$12,401	$7,090	$2,951	$10,041
Mortgage warehouse and other loan commitments	$—	$852,745	$852,745	$—	$702,984	$702,984
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
The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At June 30, 2026 and December 31, 2025, the allowance for credit losses on off-balance sheet credit exposures totaled $2,233,000 and $2,342,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The following table presents credit loss expense for off balance sheet credit exposures:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Credit loss expense (benefit)	$476	$(89)	$(110)	$(218)
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
June 30, 2026	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$80,408	$—	$80,408
Asset-backed securities	—	743	—	743
State and municipal	—	2,588	—	2,588
CLO securities	—	183,183	—	183,183
Corporate bonds	—	260	—	260
SBA pooled securities	—	936	—	936
	$—	$268,118	$—	$268,118

Equity securities with readily determinable fair values
Mutual fund	$4,540	$—	$—	$4,540

Loans held for sale	$—	$1,405	$—	$1,405

Revenue share asset	$—	$—	$1,349	$1,349

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2025	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$88,500	$—	$88,500
Asset-backed securities	—	811	—	811
State and municipal	—	2,589	—	2,589
CLO Securities	—	271,074	—	271,074
Corporate bonds	—	263	—	263
SBA pooled securities	—	1,040	—	1,040
	$—	$364,277	$—	$364,277

Equity securities with readily determinable fair values
Mutual fund	$4,588	$—	$—	$4,588

Loans held for sale	$—	$459	$—	$459

Revenue share asset	$—	$—	$1,598	$1,598
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
At June 30, 2026 and December 31, 2025, the estimated cash payments expected to be received from the purchaser for the Company's share of future gross monthly revenue was $1,911,000 and $2,256,000, respectively, and a discount rate of 10.0% was applied to calculate the present value of the revenue share asset. A reconciliation of the opening balance to the closing balance of the fair value of the revenue share asset is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Beginning balance	$1,448	$2,507	$1,598	$2,616
Revenue share asset recognized	—	—	—	—
Change in fair value of revenue share asset recognized in earnings	(190)	101	(312)	274
Revenue share payments received	(168)	(264)	(196)	(546)
Other adjustments	259	—	259	—
Ending balance	$1,349	$2,344	$1,349	$2,344
Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2026 and December 31, 2025.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
June 30, 2026	Level 1	Level 2	Level 3
Collateral dependent loans
1-4 family residential	$—	$—	$56	$56
Commercial	—	—	4,993	4,993
Factored receivables	—	—	4,956	4,956
	$—	$—	$10,005	$10,005

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2025	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial	$—	$—	$5,515	$5,515
Factored receivables	—	—	2,072	2,072
	$—	$—	$7,587	$7,587

TRIUMPH FINANCIAL, INC.
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
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at June 30, 2026 and December 31, 2025 were as follows:

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
June 30, 2026		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$896,811	$896,811	$—	$—	$896,811
Securities - held to maturity	977	—	—	515	515
Loans not previously presented, gross	5,467,086	42,634	—	5,379,530	5,422,164
FHLB and other restricted stock	3,171	N/A	N/A	N/A	N/A
Accrued interest receivable	37,910	37,910	—	—	37,910

Financial liabilities:
Deposits	6,217,389	—	6,214,443	—	6,214,443
Subordinated notes	69,979	—	67,726	—	67,726
Junior subordinated debentures	43,321	—	44,383	—	44,383
Accrued interest payable	8,274	8,274	—	—	8,274

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
December 31, 2025		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$248,471	$248,471	$—	$—	$248,471
Securities - held to maturity	1,550	—	—	1,878	1,878
Loans not previously presented, gross	4,983,720	31,254	—	4,903,148	4,934,402
FHLB and other restricted stock	14,253	N/A	N/A	N/A	N/A
Accrued interest receivable	46,254	46,254	—	—	46,254

Financial liabilities:
Deposits	4,950,216	—	4,948,300	—	4,948,300
Federal Home Loan Bank advances	280,000	—	280,000	—	280,000
Subordinated notes	69,879	—	65,581	—	65,581
Junior subordinated debentures	42,991	—	44,021	—	44,021
Accrued interest payable	14,890	14,890	—	—	14,890

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2026 and December 31, 2025, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.
As of June 30, 2026 and December 31, 2025, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since June 30, 2026 that management believes have changed TBK Bank’s category.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table.

(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$739,086	12.3%	$481,343	8.0%	N/A	N/A
TBK Bank, SSB	$718,897	12.0%	$480,912	8.0%	$601,140	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$629,987	10.5%	$361,007	6.0%	N/A	N/A
TBK Bank, SSB	$681,881	11.3%	$360,684	6.0%	$480,912	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$541,666	9.0%	$270,755	4.5%	N/A	N/A
TBK Bank, SSB	$681,881	11.3%	$270,513	4.5%	$390,741	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$629,987	9.2%	$275,279	4.0%	N/A	N/A
TBK Bank, SSB	$681,881	9.9%	$275,132	4.0%	$343,916	5.0%

December 31, 2025
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$709,842	12.7%	$446,691	8.0%	N/A	N/A
TBK Bank, SSB	$694,230	12.5%	$445,538	8.0%	$556,922	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$599,481	10.7%	$335,018	6.0%	N/A	N/A
TBK Bank, SSB	$655,376	11.8%	$334,153	6.0%	$445,538	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$511,490	9.2%	$251,263	4.5%	N/A	N/A
TBK Bank, SSB	$655,376	11.8%	$250,615	4.5%	$361,999	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$599,481	9.9%	$243,240	4.0%	N/A	N/A
TBK Bank, SSB	$655,376	10.8%	$243,123	4.0%	$303,904	5.0%
Dividends paid by TBK Bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at June 30, 2026 and December 31, 2025. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At June 30, 2026 and December 31, 2025, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.
NOTE 11 — STOCKHOLDERS' EQUITY
The following summarizes the capital structure of Triumph Financial, Inc.
Preferred Stock Series C

(Dollars in thousands, except per share amounts)	June 30, 2026	December 31, 2025
Shares authorized	51,750	51,750
Shares issued	45,000	45,000
Shares outstanding	45,000	45,000
Par value per share	$0.01	$0.01
Liquidation preference per share	$1,000	$1,000
Liquidation preference amount	$45,000	$45,000
Dividend rate	7.125%	7.125%
Dividend payment dates	Quarterly	Quarterly
Common Stock

(Dollars in thousands, except per share amounts)	June 30, 2026	December 31, 2025
Shares authorized	50,000,000	50,000,000
Shares issued	29,697,942	29,535,826
Treasury shares	(5,803,405)	(5,770,441)
Shares outstanding	23,894,537	23,765,385
Par value per share	$0.01	$0.01
NOTE 12 — STOCK BASED COMPENSATION
Stock based compensation expense that has been charged against income was $4,109,000 and $3,430,000 for the three months ended June 30, 2026 and 2025, respectively, and $7,527,000 and $6,261,000 for the six months ended June 30, 2026 and 2025, respectively.
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the six months ended June 30, 2026 were as follows:

Nonvested RSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2026	198,757	$59.96
Granted	77,974	67.55
Vested	(73,702)	63.63
Forfeited	(3,010)	63.50
Nonvested at June 30, 2026	200,019	$61.51
RSUs granted to employees under the Omnibus Incentive Plan typically vest over one to four years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of June 30, 2026, there was $7,564,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 2.80 years.
Market Based Performance Stock Units
A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the six months ended June 30, 2026 were as follows:

Nonvested Market Based PSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2026	245,423	$93.82
Granted	90,689	121.27
Performance adjustment	(22,452)	—
Vested	(49,855)	81.95
Forfeited	(2,903)	103.09
Nonvested at June 30, 2026	260,902	$107.60
Market Based PSUs granted to employees under the Omnibus Incentive Plan vest after three years. The number of shares issued upon vesting will range from 0% to 175% of the Market Based PSUs granted based on the Company’s relative total shareholder return (“TSR”) as compared to the TSR of specified groups of peer companies, and with respect to the Company's awards granted during and after 2023, may include an additional multiplier of up to 200% of the otherwise earned award based on the Company's absolute TSR. Compensation expense for the Market Based PSUs will be recognized over the vesting period of the awards based on the fair value of the award at the grant date. The fair value of Market Based PSUs granted is estimated using a Monte Carlo simulation. Expected volatilities were determined based on the historical volatilities of the Company and the specified peer group. The risk-free interest rate for the performance period was derived from the Treasury constant maturities yield curve on the valuation dates.
The fair value of the Market Based PSUs granted was determined using the following weighted-average assumptions:

	Six Months Ended June 30,
	2026	2025
Grant date	May 1, 2026	May 1, 2025
Performance period	3.00 years	3.00 years
Stock price	$67.55	$54.38
Triumph Financial stock price volatility	42.48%	42.22%
Risk-free rate	3.84%	3.62%

As of June 30, 2026, there was $18,559,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 2.30 years.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options
A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the six months ended June 30, 2026 were as follows:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2026	328,197	$50.73
Granted	68,894	67.55
Exercised	(24,076)	15.87
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2026	373,015	$56.08	6.82	$7,754

Fully vested shares and shares expected to vest at June 30, 2026	373,015	$56.08	6.82	$7,754

Shares exercisable at June 30, 2026	202,644	$51.46	5.00	$5,245
Information related to the stock options for the six months ended June 30, 2026 and 2025 was as follows:

	Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2026	2025
Aggregate intrinsic value of options exercised	$998	$14
Cash received from option exercises, net	(211)	25
Tax benefit realized from option exercises	210	3
Weighted average fair value per share of options granted	$36.42	$28.35
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
The fair value of the stock options granted was determined using the following weighted-average assumptions:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	4.07%	3.88%
Expected term	6.25 years	6.25 years
Expected stock price volatility	50.55%	48.48%
Dividend yield	—	—
As of June 30, 2026, there was $3,549,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 3.11 years.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Employee Stock Purchase Plan
During the year ended December 31, 2019, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the Company's 2019 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, 2,500,000 shares of common stock were reserved for issuance. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period. During the six months ended June 30, 2026 and 2025, 24,926 shares and 20,892 shares, respectively, were issued under the plan.
NOTE 13 — EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Basic
Net income (loss) to common stockholders	$10,568	$3,618	$16,122	$2,834
Weighted average common shares outstanding	23,865,432	23,590,119	23,826,458	23,476,888
Basic earnings (loss) per common share	$0.44	$0.15	$0.68	$0.12
Diluted
Net income (loss) to common stockholders	$10,568	$3,618	$16,122	$2,834
Weighted average common shares outstanding	23,865,432	23,590,119	23,826,458	23,476,888
Dilutive effects of:
Assumed exercises of stock options	55,497	54,952	58,523	67,878
Restricted stock awards	—	16,097	—	30,785
Restricted stock units	101,847	89,156	113,023	124,984
Performance stock units - market based	122,961	17,704	124,493	23,171
Employee stock purchase program	2,772	4,627	1,518	4,299
Average shares and dilutive potential common shares	24,148,509	23,772,655	24,124,015	23,728,005
Diluted earnings (loss) per common share	$0.44	$0.15	$0.67	$0.12
Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	131,024	199,859	190,410	122,151
Restricted stock units	—	5,171	—	3,750
Performance stock units - market based	88,187	56,311	44,337	28,313
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
Payments Segment
The Payments segment derives a portion of its revenue from interest income on factored receivables and commercial loans related to invoice payments. These factored receivables consist of (i) invoices where we offer a Carrier a QuickPay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and (ii) factoring transactions where we purchase receivables payable to such freight brokers from their shipper clients. The Payments segment also offers commercial loans that result from our offering certain Brokers an additional liquidity option through the ability to settle their invoices with us on an extended term following our payment to their Carriers. There were no such commercial loans at June 30, 2026 and December 31, 2025. Such revenue falls under Topic 310 and is outside the scope of Topic 606.

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
Our LoadPay product, a digital banking platform developed for Carriers, is housed within our Payments segment. LoadPay provides a user experience and financial products, including small business transactional accounts, tailored to the financial needs of the small trucking companies that are the ultimate payees inside of the payments network. A key feature of the LoadPay product is our ability to rapidly fund invoices approved for payment through the payments network or approved for purchase as part of our factoring operations to the LoadPay account without the need for such payments to be processed through traditional payment rails such as ACH transfers.
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Capitalized contract costs consist of (i) deferred sales commissions that are incremental costs of obtaining customer contracts and (ii) deferred set-up costs, primarily direct payroll costs, for implementation services provided to customers prior to the launching of the Company’s products for general availability (go-live) to customers. Deferred sales commissions are amortized ratably over two years, taking into consideration the initial contract term, expected renewal periods, and sales commissions paid on such renewal periods. Deferred set-up costs are amortized ratably over four years which estimates the benefit period of the capitalized costs starting on the go-live date of the service. Deferred sales commissions and deferred set-up costs were included in other assets in the accompanying consolidated balance sheets and were $138,000 and $2,068,000, respectively, at June 30, 2026 and $220,000 and $1,840,000, respectively, at December 31, 2025. The table below shows the amortization of deferred sales commissions and deferred set-up costs, which is included in salaries and employee benefits in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Amortization of deferred sales commissions	$101	$159	$215	$290
Amortization of deferred set up costs	189	125	360	233
Total amortization of deferred costs	$290	$284	$575	$523
Given the nature of services provided, the Payments segment does not carry any material contract balances.
The table below shows the Payments segment’s revenue from transaction and network fees from external customers, which are disaggregated by customer category.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Broker fee income	$9,536	$6,443	$17,356	$11,621
Factor fee income	630	993	1,426	2,226
Other fee income	551	150	1,009	257
Total fee income	$10,717	$7,586	$19,791	$14,104
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
Capitalized contract costs consist of (i) deferred sales commissions that are incremental costs of obtaining customer contracts and (ii) deferred set-up costs, primarily direct payroll costs, for implementation services provided to customers prior to the launching of the Company’s products for general availability (go-live) to customers. Deferred sales commissions are amortized ratably over two years, taking into consideration the initial contract term, expected renewal periods, and sales commissions paid on such renewal periods. Deferred set-up costs are amortized ratably over four years which estimates the benefit period of the capitalized costs starting on the go-live date of the service. Deferred sales commissions and deferred set-up costs were included in other assets in the accompanying consolidated balance sheets and were not significant at June 30, 2026 and December 31, 2025. The amortization of deferred sales commissions and deferred set-up costs is included in salaries and employee benefits in the consolidated statements of income and was not significant for the six months ended June 30, 2026 and 2025.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Fixed payments	$—	$133	$—	$682
Variable payments	—	142	—	436
Amortization of intangibles included in lease income	—	(19)	—	$(38)
Total lease income	$—	$256	$—	$1,080
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
The Payments segment includes the presentment, audit, and payment solutions offered to Shipper, Broker, and Factor clients in the trucking industry. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of (i) invoices where we offer a carrier a quickpay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us, (ii) offering freight brokers the ability to settle their invoices with us on an extended term following our payment to their carriers as an additional liquidity option for such freight brokers, and (iii) factoring transactions where we purchase receivables payable to such freight brokers from their shipper clients. The Payments segment also offer the LoadPay product; a digital banking platform developed for Carriers.

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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)					Total	Corporate
Three Months Ended June 30, 2026	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$65,381	$50,166	$8,957	$—	$124,504	$33	$124,537
Intersegment interest allocations	8,405	(10,585)	2,180	—	—	—	—
Total interest expense	24,076	7	—	—	24,083	1,628	25,711
Net interest income (expense)	49,710	39,574	11,137	—	100,421	(1,595)	98,826
Credit loss expense (benefit)	(30)	2,716	155	—	2,841	(105)	2,736
Net interest income after credit loss expense	49,740	36,858	10,982	—	97,580	(1,490)	96,090
Noninterest income	5,331	1,917	10,893	2,389	20,530	885	21,415
Noninterest expense:
Salaries and employee benefits	14,684	12,452	9,771	3,449	40,356	19,731	60,087
Depreciation	1,540	273	156	18	1,987	776	2,763
Other occupancy, furniture and equipment	2,128	463	163	13	2,767	834	3,601
FDIC insurance and other regulatory assessments	1,167	—	—	—	1,167	—	1,167
Professional fees	4,356	436	300	112	5,204	1,885	7,089
Amortization of intangible assets	269	111	812	1,283	2,475	11	2,486
Advertising and promotion	317	383	333	24	1,057	348	1,405
Communications and technology	3,405	2,459	3,106	358	9,328	2,622	11,950
Software amortization	—	1,117	1,932	77	3,126	351	3,477
Travel and entertainment	210	156	219	115	700	508	1,208
Other	2,912	567	1,583	269	5,331	1,070	6,401
Total noninterest expense	30,988	18,417	18,375	5,718	73,498	28,136	101,634
Net intersegment noninterest income (expense)(2)	144	518	(662)	—	—	—	—
Net income (loss) before income tax expense	$24,227	$20,876	$2,838	$(3,329)	$44,612	$(28,741)	$15,871

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)					Total	Corporate
Three Months Ended June 30, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$64,851	$38,040	$6,230	$—	$109,121	$80	$109,201
Intersegment interest allocations	6,386	(9,282)	2,896	—	—	—	—
Total interest expense	18,825	2	—	—	18,827	1,696	20,523
Net interest income (expense)	52,412	28,756	9,126	—	90,294	(1,616)	88,678
Credit loss expense (benefit)	2,219	(2,916)	92	—	(605)	(97)	(702)
Net interest income after credit loss expense	50,193	31,672	9,034	—	90,899	(1,519)	89,380
Noninterest income	7,989	1,811	7,724	1,724	19,248	136	19,384
Noninterest expense:
Salaries and employee benefits	16,001	13,444	8,711	3,234	41,390	18,492	59,882
Depreciation	1,656	468	222	7	2,353	1,602	3,955
Other occupancy, furniture and equipment	1,896	508	163	14	2,581	1,603	4,184
FDIC insurance and other regulatory assessments	894	—	—	—	894	—	894
Professional fees	1,801	(7,272)	240	2,995	(2,236)	1,916	(320)
Amortization of intangible assets	385	193	1,418	946	2,942	458	3,400
Advertising and promotion	557	223	669	22	1,471	367	1,838
Communications and technology	5,257	2,438	2,455	278	10,428	1,887	12,315
Software amortization	—	1,125	1,413	—	2,538	327	2,865
Travel and entertainment	306	245	456	130	1,137	482	1,619
Other	3,210	2,770	1,097	84	7,161	3,047	10,208
Total noninterest expense	31,963	14,142	16,844	7,710	70,659	30,181	100,840
Net intersegment noninterest income (expense)(2)	155	413	(568)	—	—	—	—
Net income (loss) before income tax expense	$26,374	$19,754	$(654)	$(5,986)	$39,488	$(31,564)	$7,924

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)					Total	Corporate
Six Months Ended June 30, 2026	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$121,992	$89,110	$16,123	$—	$227,225	$67	$227,292
Intersegment interest allocations	14,136	(18,804)	4,668	—	—	—	—
Total interest expense	39,115	13	—	—	39,128	3,244	42,372
Net interest income (expense)	97,013	70,293	20,791	—	188,097	(3,177)	184,920
Credit loss expense (benefit)	(2,368)	3,773	352	—	1,757	372	2,129
Net interest income after credit loss expense	99,381	66,520	20,439	—	186,340	(3,549)	182,791
Noninterest income	11,489	3,835	20,056	4,786	40,166	956	41,122
Noninterest expense:
Salaries and employee benefits	29,658	24,293	18,545	6,666	79,162	39,093	118,255
Depreciation	3,117	561	332	34	4,044	1,602	5,646
Other occupancy, furniture and equipment	4,144	959	304	40	5,447	1,772	7,219
FDIC insurance and other regulatory assessments	2,225	—	—	—	2,225	—	2,225
Professional fees	6,680	713	534	241	8,168	3,684	11,852
Amortization of intangible assets	538	248	1,629	2,566	4,981	21	5,002
Advertising and promotion	671	644	529	118	1,962	655	2,617
Communications and technology	8,502	4,779	5,942	717	19,940	5,129	25,069
Software amortization	—	2,187	3,753	135	6,075	702	6,777
Travel and entertainment	439	386	512	261	1,598	1,130	2,728
Other	6,356	1,237	2,399	340	10,332	2,173	12,505
Total noninterest expense	62,330	36,007	34,479	11,118	143,934	55,961	199,895
Net intersegment noninterest income (expense)(2)	269	1,033	(1,302)	—	—	—	—
Net income (loss) before income tax expense	$48,809	$35,381	$4,714	$(6,332)	$82,572	$(58,554)	$24,018

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)					Total	Corporate
Six Months Ended June 30, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$128,344	$71,371	$11,593	$—	$211,308	$163	$211,471
Intersegment interest allocations	11,121	(16,935)	5,814	—	—	—	—
Total interest expense	35,036	2	—	—	35,038	3,372	38,410
Net interest income (expense)	104,429	54,434	17,407	—	176,270	(3,209)	173,061
Credit loss expense (benefit)	2,726	(2,356)	210	—	580	48	628
Net interest income after credit loss expense	101,703	56,790	17,197	—	175,690	(3,257)	172,433
Noninterest income	14,992	3,530	14,255	2,119	34,896	1,678	36,574
Noninterest expense:
Salaries and employee benefits	32,318	26,666	18,324	4,718	82,026	36,574	118,600
Depreciation	3,286	971	452	14	4,723	3,176	7,899
Other occupancy, furniture and equipment	3,998	1,045	331	21	5,395	3,287	8,682
FDIC insurance and other regulatory assessments	1,621	—	—	—	1,621	—	1,621
Professional fees	2,866	(5,420)	446	3,946	1,838	3,906	5,744
Amortization of intangible assets	770	386	2,969	1,062	5,187	613	5,800
Advertising and promotion	1,068	477	1,050	52	2,647	655	3,302
Communications and technology	10,272	4,712	4,924	505	20,413	4,146	24,559
Software amortization	56	1,719	2,609	2	4,386	471	4,857
Travel and entertainment	544	428	833	248	2,053	1,058	3,111
Other	6,235	3,511	2,019	150	11,915	4,923	16,838
Total noninterest expense	63,034	34,495	33,957	10,718	142,204	58,809	201,013
Net intersegment noninterest income (expense)(2)	292	848	(1,140)	—	—	—	—
Net income (loss) before income tax expense	$53,953	$26,673	$(3,645)	$(8,599)	$68,382	$(60,388)	$7,994
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(2) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Three Months Ended June 30, 2026
Factoring revenue received from Payments	$—	$910	$(910)
Payments revenue received from Factoring	—	(266)	266
Banking revenue received from Payments and Factoring	144	(126)	(18)
Net intersegment noninterest income (expense)	$144	$518	$(662)

Three Months Ended June 30, 2025
Factoring revenue received from Payments	$—	$910	$(910)
Payments revenue received from Factoring	—	(381)	381
Banking revenue received from Payments and Factoring	155	(116)	(39)
Net intersegment noninterest income (expense)	$155	$413	$(568)

Six months ended June 30, 2026
Factoring revenue received from Payments	$—	$1,821	$(1,821)
Payments revenue received from Factoring	—	(553)	553
Banking revenue received from Payments and Factoring	269	(235)	(34)
Net intersegment noninterest income (expense)	$269	$1,033	$(1,302)

Six months ended June 30, 2025
Factoring revenue received from Payments	$—	$1,821	$(1,821)
Payments revenue received from Factoring	—	(753)	753
Banking revenue received from Payments and Factoring	292	(220)	(72)
Net intersegment noninterest income (expense)	$292	$848	$(1,140)

(Dollars in thousands)					Total	Corporate
June 30, 2026	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$4,820,467	$1,821,671	$838,251	$111,973	$7,592,362	$1,123,430	$(1,312,107)	$7,403,685
Gross loans	$3,337,212	$1,752,492	$387,387	$—	$5,477,091	$—	$—	$5,477,091

(Dollars in thousands)					Total	Corporate
December 31, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$4,480,124	$1,335,150	$774,979	$120,410	$6,710,663	$1,088,885	$(1,418,960)	$6,380,588
Gross loans	$3,525,447	$1,223,740	$242,120	$—	$4,991,307	$—	$—	$4,991,307

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
Overview
We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act, that offers a diversified line of banking, factoring, payments, and intelligence services. Our principal subsidiary is TBK Bank, SSB, a Texas state savings bank and the entity through which we offer substantially all of our products and services. Effective January, 1, 2025, we merged Triumph Financial Services LLC, the entity through which we previously conducted all of our factoring operations, with and into TBK Bank, SSB. As of June 30, 2026, we had consolidated total assets of $7.404 billion, total loans held for investment of $5.477 billion, total deposits of $6.217 billion and total stockholders’ equity of $963.3 million.
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
In addition to our traditional banking operations, we also operate a factoring business focused primarily on serving the over-the-road trucking industry. This business involves the provision of working capital to the trucking industry through the purchase of invoices generated by small to medium sized trucking fleets ("Carriers") at a discount to provide immediate working capital to such Carriers. In 2024, our factoring business also launched its Factoring as a Service ("FaaS") product. As part of our FaaS product, we offer certain back-office or white-labeled factoring services to the over-the-road transportation industry, enabling our FaaS customers to either supplement their own factoring operations or to offer factoring services to their customers wholly supported by our platform. Our factoring business operates in a highly specialized niche with unique processes and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products described above.
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

As part of our payments business, we also offer our LoadPay product; a digital banking platform developed for Carriers. LoadPay provides a user experience and financial products, including small business transactional accounts, tailored to the financial needs of the small trucking companies that are the ultimate payees inside of the network. A key feature of the LoadPay product is our ability to rapidly fund invoices approved for payment through the network or approved for purchase as part of our factoring operations to the LoadPay account without the need for such payments to be processed through traditional payment rails such as ACH transfers. We also offer supply chain finance to Brokers, allowing them to pay their Carriers faster and drive Carrier loyalty. In addition, through the network, we provide tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Our payments business also operates in a highly specialized niche with unique processes and key performance indicators.
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
At June 30, 2026, our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Within such ecosystem, we operate our payments platform, which connects such parties to streamline and optimize the presentment, audit and payment of transportation invoices. We also act as capital provider to the Carrier industry through our factoring business. We have begun to offer data services through our Intelligence offerings. Our traditional banking operations provide stable, low cost deposits to support our operations, a diversified lending portfolio to add stability to our balance sheet, and a suite of traditional banking products and services to participants in the for-hire trucking ecosystem to deepen our relationship with such clients.
We have determined our reportable segments are Banking, Factoring, Payments and Intelligence. For the six months ended June 30, 2026, our Banking segment generated 50% of our total segment revenue (comprised of interest and noninterest income), our Factoring segment generated 35% of our total segment revenue, our Payments segment generated 14% of our total segment revenue, and our Intelligence segment generated 1% of our total segment revenue.
Second Quarter 2026 Overview
Net income available to common stockholders for the three months ended June 30, 2026 was $10.6 million, or $0.44 per diluted share, compared to a net income to common stockholders for the three months ended June 30, 2025 of $3.6 million, or $0.15 per diluted share. For the three months ended June 30, 2026, our return on average common equity was 4.59% and our return on average assets was 0.63%.
Net income available to common stockholders for the six months ended June 30, 2026 was $16.1 million, or $0.67 per diluted share, compared to net income available to common stockholders for the six months ended June 30, 2025 of $2.8 million, or $0.12 per diluted share. For the six months ended June 30, 2026, our return on average common equity was 3.55% and our return on average assets was 0.52%.
At June 30, 2026, we had total assets of $7.404 billion, including gross loans held for investment of $5.477 billion, compared to $6.381 billion of total assets and $4.991 billion of gross loans held for investment at December 31, 2025. Total loans held for investment increased $485.8 million during the six months ended June 30, 2026. Our Banking loans, which constitute 61% of our total loan portfolio at June 30, 2026, decreased from $3.525 billion in aggregate as of December 31, 2025 to $3.337 billion as of June 30, 2026, a decrease of 5.3%. Our Factoring factored receivables, which constitute 32% of our total loan portfolio at June 30, 2026, increased from $1.221 billion in aggregate as of December 31, 2025 to $1.748 billion as of June 30, 2026, an increase of 43.2%. Our Payments factored receivables, which constitute 7% of our total loan portfolio at June 30, 2026, increased from $242.1 million in aggregate as of December 31, 2025 to $387.4 million as of June 30, 2026, an increase of 60.0%.
At June 30, 2026, we had total liabilities of $6.440 billion, including total deposits of $6.217 billion, compared to $5.439 billion of total liabilities and $4.950 billion of total deposits at December 31, 2025. Deposits increased $1.267 billion during the six months ended June 30, 2026.

At June 30, 2026, we had total stockholders' equity of $963.3 million. During the six months ended June 30, 2026, total stockholders’ equity increased $21.5 million. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 10.47% and 12.28%, respectively, at June 30, 2026.
The total dollar value of invoices purchased by our Factoring segment during the three months ended June 30, 2026 was $4.117 billion with an average invoice size of $2,201. The average transportation invoice size for the three months ended June 30, 2026 was $2,160. This compares to invoice purchase volume of $2.874 billion with an average invoice size of $1,693 and average transportation invoice size of $1,663 during the same period a year ago.
Our Payments segment processed 9.1 million invoices paying Carriers a total of $13.492 billion during the three months ended June 30, 2026. This compares to processed volume of 8.5 million invoices for a total of $10.081 billion during the same period a year ago.
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

	Three Months Ended			Linked Quarter		Year over Year
(Dollars in thousands)	June 30, 2026	March 31, 2026	June 30, 2025	$ Change	% Change	$ Change	% Change
Transportation Revenue
Factoring revenue	$52,993	$41,773	$40,761	$11,220	26.9%	$12,232	30.0%
Intersegment noninterest income	(910)	(911)	(910)	1	(0.1)%	—	—%
Factoring revenue excluding intersegment noninterest income	$52,083	$40,862	$39,851	$11,221	27.5%	$12,232	30.7%

Payments revenue	$22,296	$19,104	$17,231	$3,192	16.7%	$5,065	29.4%
Intersegment noninterest income	(266)	(287)	(381)	21	(7.3)%	115	(30.2)%
Payments revenue excluding intersegment noninterest income	$22,030	$18,817	$16,850	$3,213	17.1%	$5,180	30.7%

Intelligence revenue	$2,389	$2,397	$1,724	$(8)	(0.3)%	$665	38.6%

Transportation revenue	$76,502	$62,076	$58,425	$14,426	23.2%	$18,077	30.9%
Our transportation revenues, particularly factoring revenue in our Factoring and Payments segments, are highly correlated to fluctuations in the freight markets, particularly in brokered freight, which is priced largely off the spot market (a reflection of real-time balance of carrier supply and shipper demand in the market) and subject to variability in diesel prices. The softness in freight since 2023 was a combination of falling volumes and excess capacity. Throughout those years, average rates per mile decreased and returned spot rates to levels last seen in 2019. For the spot rate market, the drop was a little higher than the drop in diesel prices over the same period. Spot rates had fallen below the cost per mile to operate for many carriers. As a result, we observed a number of small and medium-sized trucking companies either leave the market by signing on with larger carriers or electing to sell their fleets or companies and move on to other endeavors, though the pace of these exits has slowed recently. The confluence of these circumstances resulted in persistently low invoice prices and decreased prices of new and used equipment in recent years. Beginning in the fourth quarter of 2025 and continuing through the first half of 2026, capacity dynamics have shifted as increased CDL enforcement for non-domiciled drivers and heightened focus on English proficiency requirements reduced the effective supply of available drivers. This tightening in capacity began to rebalance the freight market, contributing to improved freight availability and rising spot rates. Over the same period, diesel prices also increased, driven primarily by higher crude oil prices and refinery constraints resulting in spot rates and fuel level reaching highs not seen in several years and driving improved revenue performance in our factoring segment.
Over the past several quarters, prices of new and used equipment have remained steady which, over time, has improved the position of our current equipment finance borrowers, resulting in decreased equipment finance delinquencies and loan modifications. Equipment finance losses have been manageable to date.
Payments segment revenue growth generally has three drivers: winning new relationships, deepening existing relationships, and value-based pricing. Value-based pricing was the largest growth driver in payments revenue during the first half of 2026, but we also brought on and ramped up several new relationships while deepening relationships with others through our cross-selling efforts. Further, as fees are generally charged on a per invoice processed basis, an increase in payment invoices processed also drove an increase in Payments segment revenue.

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2026	2025	2026	2025
Income Statement Data:
Interest income	$124,537	$109,201	$227,292	$211,471
Interest expense	25,711	20,523	42,372	38,410
Net interest income	98,826	88,678	184,920	173,061
Credit loss expense (benefit)	2,736	(702)	2,129	628
Net interest income after credit loss expense (benefit)	96,090	89,380	182,791	172,433
Noninterest income	21,415	19,384	41,122	36,574
Noninterest expense	101,634	100,840	199,895	201,013
Net income (loss) before income taxes	15,871	7,924	24,018	7,994
Income tax expense (benefit)	4,501	3,504	6,293	3,557
Net income (loss)	$11,370	$4,420	$17,725	$4,437
Dividends on preferred stock	(802)	(802)	(1,603)	(1,603)
Net income available (loss) to common stockholders	$10,568	$3,618	$16,122	$2,834

Per Share Data:
Basic earnings (loss) per common share	$0.44	$0.15	$0.68	$0.12
Diluted earnings (loss) per common share	$0.44	$0.15	$0.67	$0.12
Weighted average shares outstanding - basic	23,865,432	23,590,119	23,826,458	23,476,888
Weighted average shares outstanding - diluted	24,148,509	23,772,655	24,124,015	23,728,005

Performance ratios - Annualized:
Return on average assets	0.63%	0.28%	0.52%	0.14%
Return on average total equity	4.71%	1.95%	3.72%	0.99%
Return on average common equity	4.59%	1.68%	3.55%	0.66%
Return on average tangible common equity (1)	8.09%	2.81%	6.32%	1.02%
Yield on loans	8.56%	8.41%	8.16%	8.39%
Cost of interest bearing deposits	3.84%	2.22%	2.92%	2.18%
Cost of total deposits	1.58%	1.25%	1.35%	1.24%
Cost of total funds	1.66%	1.53%	1.45%	1.49%
Net interest margin	6.15%	6.43%	6.11%	6.46%
Net noninterest expense to average assets	4.43%	5.13%	4.63%	5.36%

(Dollars in thousands, except per share amounts)	June 30, 2026	December 31, 2025
Balance Sheet Data:
Total assets	$7,403,685	$6,380,588
Cash and cash equivalents	896,811	248,471
Investment securities	273,635	370,415
Loans held for investment, net	5,442,308	4,954,796
Total liabilities	6,440,422	5,438,817
Noninterest bearing deposits	3,780,765	1,901,638
Interest bearing deposits	2,436,624	3,048,578
FHLB advances	—	280,000
Subordinated notes	69,979	69,879
Junior subordinated debentures	43,321	42,991
Total stockholders’ equity	963,263	941,771
Preferred stockholders' equity	45,000	45,000
Common stockholders' equity	918,263	896,771

Per Share Data:
Book value per share	$38.43	$37.73
Tangible book value per share (1)	$21.76	$20.77
Shares outstanding end of period	23,894,537	23,765,385

Asset Quality ratios(2):
Past due to total loans	2.19%	2.72%
Nonperforming loans to total loans	1.65%	1.15%
Nonperforming assets to total assets	1.29%	1.10%
ACL to nonperforming loans	38.43%	63.44%
ACL to total loans	0.64%	0.73%
Net charge-offs to average loans(3)	0.07%	0.38%

Capital ratios:
Tier 1 capital to average assets	9.15%	9.86%
Tier 1 capital to risk-weighted assets	10.47%	10.74%
Common equity Tier 1 capital to risk-weighted assets	9.00%	9.16%
Total capital to risk-weighted assets	12.28%	12.71%
Total stockholders' equity to total assets	13.01%	14.76%
Tangible common stockholders' equity ratio (1)	7.42%	8.26%
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
(3)Net charge-offs to average loans ratios are for the six months ended June 30, 2026 and the year ended December 31, 2025.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2026	2025	2026	2025
Average total stockholders' equity	$968,408	$910,202	$960,486	$906,253
Average preferred stock liquidation preference	(45,000)	(45,000)	(45,000)	(45,000)
Average total common stockholders' equity	923,408	865,202	915,486	861,253
Average goodwill and other intangibles	(399,652)	(347,894)	(400,898)	(302,896)
Average tangible common equity	$523,756	$517,308	$514,588	$558,357

Net income available to common stockholders	$10,568	$3,618	$16,122	$2,834
Average tangible common equity	523,756	517,308	514,588	558,357
Return on average tangible common equity	8.09%	2.81%	6.32%	1.02%

Net noninterest expense to average assets ratio:
Total noninterest expense	$101,634	$100,840	$199,895	$201,013
Total noninterest income	21,415	19,384	41,122	36,574
Net noninterest expenses	$80,219	$81,456	$158,773	$164,439
Average total assets	$7,257,952	$6,366,984	$6,917,405	$6,181,549
Net noninterest expense to average assets ratio	4.43%	5.13%	4.63%	5.36%

(Dollars in thousands, except per share amounts)	June 30, 2026	December 31, 2025
Total stockholders' equity	$963,263	$941,771
Preferred stock liquidation preference	(45,000)	(45,000)
Total common stockholders' equity	918,263	896,771
Goodwill and other intangibles	(398,221)	(403,184)
Tangible common stockholders' equity	$520,042	$493,587
Common shares outstanding	23,894,537	23,765,385
Tangible book value per share	$21.76	$20.77

Total assets at end of period	$7,403,685	$6,380,588
Goodwill and other intangibles	(398,221)	(403,184)
Tangible assets at period end	$7,005,464	$5,977,404
Tangible common stockholders' equity ratio	7.42%	8.26%

Results of Operations
Three months ended June 30, 2026 compared with three months ended June 30, 2025.
Net Income
We earned net income of $11.4 million for the three months ended June 30, 2026 compared to net income of $4.4 million for the three months ended June 30, 2025, an increase of $7.0 million.

	Three Months Ended June 30, 2026
(Dollars in thousands, except per share amounts)	2026	2025	$ Change	% Change
Interest income	$124,537	$109,201	$15,336	14.0%
Interest expense	25,711	20,523	5,188	25.3%
Net interest income	98,826	88,678	10,148	11.4%
Credit loss expense (benefit)	2,736	(702)	3,438	(489.7)%
Net interest income after credit loss expense (benefit)	96,090	89,380	6,710	7.5%
Noninterest income	21,415	19,384	2,031	10.5%
Noninterest expense	101,634	100,840	794	0.8%
Net income (loss) before income taxes	15,871	7,924	7,947	100.3%
Income tax expense (benefit)	4,501	3,504	997	28.5%
Net income (loss)	$11,370	$4,420	$6,950	157.2%
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

	Three Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Average Rate(5)	Average Balance	Interest	Average Rate(5)
Interest earning assets:
Cash and cash equivalents	862,507	7,937	3.69%	377,775	4,181	4.44%
Taxable securities	305,173	3,889	5.11%	409,277	5,705	5.59%
Tax-exempt securities	2,276	15	2.64%	2,535	16	2.53%
FHLB and other restricted stock	4,260	146	13.75%	17,687	246	5.58%
Loans (1)	5,271,228	112,550	8.56%	4,725,240	99,053	8.41%
Total interest earning assets	6,445,444	124,537	7.75%	5,532,514	109,201	7.92%
Noninterest earning assets:
Cash and cash equivalents	65,757			77,913
Other noninterest earning assets	746,751			756,557
Total assets	7,257,952			6,366,984
Interest bearing liabilities:
Deposits:
Interest bearing demand(2)	678,219	13,181	7.80%	722,653	916	0.51%
Individual retirement accounts	35,623	113	1.27%	41,694	131	1.26%
Money market	662,643	4,233	2.56%	586,420	3,931	2.69%
Savings	550,784	1,623	1.18%	519,067	1,354	1.05%
Certificates of deposit	218,365	1,334	2.45%	225,333	1,520	2.71%
Brokered time deposits	306,476	3,019	3.95%	614,168	6,618	4.32%
Other brokered deposits	56,864	524	3.70%	93,315	1,035	4.45%
Total interest bearing deposits(2)	2,508,974	24,027	3.84%	2,802,650	15,505	2.22%
Federal Home Loan Bank advances	6,099	56	3.68%	298,132	3,322	4.47%
Subordinated notes	69,956	663	3.80%	69,749	661	3.80%
Junior subordinated debentures	43,223	965	8.95%	42,587	1,035	9.75%
Total interest bearing liabilities	2,628,252	25,711	3.92%	3,213,118	20,523	2.56%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,583,133			2,166,628
Other liabilities	78,159			77,036
Total equity	968,408			910,202
Total liabilities and equity	7,257,952			6,366,984
Net interest income		98,826			88,678
Interest spread (3)			3.83%			5.36%
Net interest margin (4)			6.15%			6.43%
(1)Balance totals include respective nonaccrual assets.
(2)See discussion below regarding mortgage warehouse clients' noninterest bearing servicing deposits.
(3)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(4)Net interest margin is the ratio of net interest income to average interest earning assets.
(5)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Three Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Banking	$3,362,327	$53,427	6.37%	$3,381,919	$54,784	6.50%
Factoring	1,580,178	50,166	12.73%	1,138,792	38,040	13.40%
Payments	328,723	8,957	10.93%	204,529	6,230	12.22%
Total loans	$5,271,228	$112,550	8.56%	$4,725,240	$99,054	8.41%
We earned net interest income of $98.8 million for the three months ended June 30, 2026 compared to $88.7 million for the three months ended June 30, 2025, an increase of $10.1 million, or 11.4%, primarily driven by the following factors.
Interest income increased $15.3 million, or 14.0%, due to changes in average interest earning assets which increased $912.9 million, or 16.5%, including an increase in average total loans of $546.0 million, or 11.6%. The average balance of our higher yielding Factoring factored receivables increased $441.4 million, or 38.8%, and our average Payments factored receivables increased $124.2 million, or 60.7%. Average Banking loans decreased $19.6 million, or 0.6% due to decreases in the average balances of commercial real estate, construction, land development, and land, and farmland loans. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $1.110 billion for the three months ended June 30, 2026 compared to $1.068 billion for the three months ended June 30, 2025.
Interest expense increased $5.2 million, or 25.3%, primarily driven by $12.3 million of deposit interest expense incurred in the current period from mortgage warehouse earnings interest rebates that exceeded interest earned on a given client's loans (see detailed discussion of this arrangement below). The impact of the excess mortgage warehouse rebates was partially offset by a decrease in total average interest-bearing liabilities of $584.9 million, or 18.2%, period over period, including a decrease in average total interest bearing deposits of $293.7 million, or 10.5% and a decrease in average FHLB borrowings of $292.0 million, or 98.0%. Increases and decrease in interest rates paid on our interest bearing liabilities were mixed. Average noninterest bearing demand deposits grew $1.417 billion primarily due to the recent influx of mortgage warehouse client deposits.
Net interest margin decreased to 6.15% for the three months ended June 30, 2026 from 6.43% for the three months ended June 30, 2025, a decrease of 28 basis points or 4.4%.
The decrease in our net interest margin was largely driven by lower short-term interest rates as the target Fed Funds rate was lower in the current period than in the same period in 2025, along with a higher proportion of our earning assets held in cash and cash equivalents.
Our average cost of interest bearing liabilities increased by 136 basis points. This increase in average cost was caused by the aforementioned excess mortgage warehouse rebates associated with mortgage warehouse client deposits.
The decrease in our net interest margin was also impacted by a decrease in our yield on interest earning assets of 17 basis points to 7.75% for the three months ended June 30, 2026. This decrease was primarily driven by an increase in lower yielding cash and cash equivalent balances, partially offset by higher yields on loans which increased 15 basis points to 8.56% for the period. Our higher yielding Factoring factored receivables as a percentage of the total loan portfolio increased period over period which had an upward impact on our overall loan yield.
Our mortgage warehouse business is more than self-funded due to the noninterest bearing servicing deposits of its clients. The average balance of such deposits was $2.045 billion and $781.3 million for the three months ended June 30, 2026 and 2025, respectively. Given their legal form, these deposits are classified as noninterest bearing deposits on our balance sheet. Despite their classification, many of these deposits are not truly free of cost as we compensate our clients for these balances in the form of an earnings interest rebate rather than deposit interest. As a result, such noninterest bearing deposits first decrease our loan yield before increasing our deposit rates. Because of the recent influx of these deposits, some clients hold significantly higher deposit balances than loan balances. As a result, we are now, in some cases, paying out more in rebates than we earn in interest on a given client’s loans. In those cases, we are recording that excess rebate as deposit interest expense. Whether recorded as interest expense or an offset to interest income, the effect on net interest income and net income is the same: these are profitable funds as they displace more expensive wholesale funding and can be invested risk-free above their cost. During the three months ended June 30, 2026 and June 30, 2025, deposit interest expense recognized on these deposits was $12.3 million and $0, respectively.

The following table shows the impact of mortgage warehouse excess rebates:

	Three Months Ended June 30,
	2026
(Dollars in thousands)	Average Balance	Interest	Average Rate(1)
Interest bearing demand deposits	$678,219	$13,181	7.80%
Mortgage warehouse excess rebates	$678,219	12,342	7.30%
Interest bearing demand deposits excluding mortgage warehouse excess rebates	$678,219	$839	0.50%

Total interest bearing deposits	$2,508,974	$24,027	3.84%
Mortgage warehouse excess rebates	$2,508,974	12,342	1.97%
Total interest bearing deposits excluding mortgage warehouse excess rebates	$2,508,974	$11,685	1.87%
(1)Ratios have been annualized.
The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing:

	Three Months Ended
	June 30, 2026 vs. 2025
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$(705)	$4,461	$3,756
Taxable securities	(489)	(1,327)	(1,816)
Tax-exempt securities	1	(2)	(1)
FHLB and other restricted stock	360	(460)	(100)
Loans	1,839	11,658	13,497
Total interest income	1,006	14,330	15,336
Interest bearing liabilities:
Interest bearing demand	13,129	(864)	12,265
Individual retirement accounts	1	(19)	(18)
Money market	(185)	487	302
Savings	176	93	269
Certificates of deposit	(143)	(43)	(186)
Brokered time deposits	(568)	(3,031)	(3,599)
Other brokered deposits	(175)	(336)	(511)
Total interest bearing deposits	12,235	(3,713)	8,522
Federal Home Loan Bank advances	(585)	(2,681)	(3,266)
Subordinated notes	—	2	2
Junior subordinated debentures	(84)	14	(70)
Other borrowings	—	—	—
Total interest expense	11,566	(6,378)	5,188
Change in net interest income	$(10,560)	$20,708	$10,148
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

The following table presents the major categories of credit loss expense:

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Credit loss expense (benefit) on loans	$2,364	$(516)	$2,880	558.1%
Credit loss expense (benefit) on off balance sheet credit exposures	476	(89)	565	634.8%
Credit loss expense (benefit) on held to maturity securities	(104)	(97)	(7)	(7.2)%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense (benefit)	$2,736	$(702)	$3,438	489.7%
For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At June 30, 2026 and March 31, 2026, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the three months ended June 30, 2026. The same was true for the same period in the prior year.
The ACL on held to maturity ("HTM") securities is estimated at each measurement date on a collective basis by major security type. At June 30, 2026 and December 31, 2025, the Company’s held to maturity ("HTM") securities consisted of investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At June 30, 2026 and March 31, 2026, the Company carried $3.1 million and $3.1 million, respectively, of these HTM securities at amortized cost. The required ACL on these balances was $2.1 million at June 30, 2026 and $2.1 million at March 31, 2026. We recognized a benefit to credit loss expense of $0.1 million during the current quarter. Credit loss expense during the three months ended June 30, 2025 was also a benefit of $0.1 million. None of the overcollateralization triggers tied to the CLO securities were tripped as of June 30, 2026. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $34.8 million as of June 30, 2026, compared to $36.5 million as of December 31, 2025, representing an ACL to total loans ratio of 0.64% and 0.73%, respectively.
Our credit loss expense on loans increased $2.9 million, or 558.1%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
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
The increase in credit loss expense was primarily driven by net charge-off activity. During the three months ended June 30, 2026, we had net charge-offs of $1.7 million. Excluding the $10.8 million charge-off on the acquired PCD loan which had no impact on credit loss expense, we had a net recovery of $3.0 million during the three months ended June 30, 2025. Such net charge-offs for the three months ended June 30, 2025 includes the aforementioned $3.8 million recovery resulting from the USPS Settlement. Further, changes in volume and mix of the loan portfolio resulted in credit loss expense of $3.1 million during the three months ended June 30, 2026 compared to $1.2 million of credit loss expense during the same period a year ago. The increase in credit loss expense was partially offset by changes to projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods to calculate expected losses which resulted in a benefit to credit loss expense of $2.0 million during the three months ended June 30, 2026 compared to $0.2 million of benefit to credit loss expense during the same period a year ago. The increase in credit loss expense was also partially offset by changes in required specific reserves. Such specific reserves decreased $0.6 million during the three months ended June 30, 2026 compared to an increase of $1.5 million during the same period a year ago.
Credit loss expense for off balance sheet credit exposures increased $0.6 million, primarily due to changes to outstanding commitments to fund and changes to assumed loss rates period over period.

Noninterest Income
The following table presents our major categories of noninterest income:

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Service charges on deposits	$1,798	$1,742	$56	3.2%
Card income	2,129	1,922	207	10.8%
Net gains (losses) on sale of loans	100	190	(90)	(47.4)%
Net gains (losses) on disposal of premises and equipment	(1,779)	(218)	(1,561)	(716.1)%
Fee income	15,527	12,755	2,772	21.7%
Insurance commissions	1,006	1,282	(276)	(21.5)%
Other	2,634	1,711	923	53.9%
Total noninterest income	$21,415	$19,384	$2,031	10.5%
Noninterest income increased $2.0 million, or 10.5%. Changes in selected components of noninterest income in the above table are discussed below.
•Net gains (losses) on disposal of premises and equipment. Net gains (losses) on disposal of premises and equipment decreased $1.6 million due to a valuation adjustment on a real estate of a branch we are in the process of closing and a terminated prepaid maintenance agreement.
•Fee income. Fee income increased $2.8 million due to a $3.1 million increase in fee income from our Payments segment and a $0.7 million increase in fee income from our Intelligence segment, partially offset by a $1.1 million decrease in fee income from insurance services. There were no other significant changes within the components of fee income.
•Other. Other noninterest income increased $0.9 million due to a $1.8 million payment tied to a change in control provision on the sale of an unrelated third-party business. There were no other significant changes within the components of other noninterest income.
Noninterest Expense
The following table presents our major categories of noninterest expense:

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Salaries and employee benefits	$60,087	$59,882	$205	0.3%
Occupancy, furniture and equipment	6,364	8,139	(1,775)	(21.8)%
FDIC insurance and other regulatory assessments	1,167	894	273	30.5%
Professional fees	7,089	(320)	7,409	(2,315.3)%
Amortization of intangible assets	2,486	3,400	(914)	(26.9)%
Advertising and promotion	1,405	1,838	(433)	(23.6)%
Communications and technology	11,950	12,315	(365)	(3.0)%
Software amortization	3,477	2,865	612	21.4%
Travel and entertainment	1,208	1,619	(411)	(25.4)%
Other	6,401	10,208	(3,807)	(37.3)%
Total noninterest expense	$101,634	$100,840	$794	0.8%

Noninterest expense increased $0.8 million, or 0.8%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $0.2 million, or 0.3%. Our average full-time equivalent employees were 1,440.3 and 1,576.0 for the three months ended June 30, 2026 and 2025, respectively. Employee salaries decreased $1.3 million, bonus expense decreased $1.4 million, and temporary labor decreased $0.1 million. These decreases were offset by an increase in severance expense of $1.8 million, an increase in commissions expense of $0.5 million, and an increase in employee benefits expense such as 401(k) benefits match, employee insurance and stock based compensation of $0.9 million.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses decreased $1.8 million, or 21.8%, primarily due to a $1.2 million decrease in depreciation expense and a $0.3 million decrease in building property taxes mostly driven by the sale of the building in December 2025 that had been purchased for the purpose of constructing a future headquarters for Triumph.
•Professional Fees. Professional fees increased $7.4 million, primarily due to the recovery of $7.4 million of previously expensed legal fees through the USPS Settlement during the three months ended June 30, 2025 and $2.0 million of non-recurring consulting fees incurred during the three months ended June 30, 2026 related to our ongoing efficiency initiatives. The increase was partially offset by $3.0 million of professional fees incurred during the three months ended June 30, 2025 as a result of the Greenscreens acquisition that did not recur in the current period.
•Amortization of Intangible Assets. Amortization of intangible assets decreased $0.9 million, or 26.9%, primarily due to $0.4 million decrease in lease intangible amortization driven by the sale of the building in December 2025 that had been purchased for the purpose of constructing a future headquarters for Triumph.
•Software Amortization. Software amortization expense increased $0.6 million, or 21.4%, primarily due to additional software assets coming on line during late 2025 and early 2026.
•Other. Other noninterest expense, which includes loan-related expenses, training and recruiting, postage, insurance, and subscription services, decreased $3.8 million, or 37.3%. Other noninterest expense for the three months ended June 30, 2025 included a $2.0 million litigation settlement (unrelated to the USPS Settlement) and $1.8 million of lease termination payments related to the building we sold in December 2025. There were no other significant changes within the components of other noninterest expense.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense increased $1.0 million, from $3.5 million for the three months ended June 30, 2025 to $4.5 million for the three months ended June 30, 2026. The effective tax rate was 28% for the three months ended June 30, 2026, compared to 44% for the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2025 was impacted by limited restricted stock stock-based compensation deductibility, higher state tax rates, and higher disallowed expenses including some transaction costs paid in connection with the Greenscreens acquisition.
Operating Segment Results
See Note 16 – Business Segment Information in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report for a description of our reportable segments.

The following tables present our primary operating results for our operating segments:

(Dollars in thousands)					Total	Corporate
Three Months Ended June 30, 2026	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$65,381	$50,166	$8,957	$—	$124,504	$33	$124,537
Intersegment interest allocations	8,405	(10,585)	2,180	—	—	—	—
Total interest expense	24,076	7	—	—	24,083	1,628	25,711
Net interest income (expense)	49,710	39,574	11,137	—	100,421	(1,595)	98,826
Credit loss expense (benefit)	(30)	2,716	155	—	2,841	(105)	2,736
Net interest income after credit loss expense	49,740	36,858	10,982	—	97,580	(1,490)	96,090
Noninterest income	5,331	1,917	10,893	2,389	20,530	885	21,415
Noninterest expense:
Salaries and employee benefits	14,684	12,452	9,771	3,449	40,356	19,731	60,087
Depreciation	1,540	273	156	18	1,987	776	2,763
Other occupancy, furniture and equipment	2,128	463	163	13	2,767	834	3,601
FDIC insurance and other regulatory assessments	1,167	—	—	—	1,167	—	1,167
Professional fees	4,356	436	300	112	5,204	1,885	7,089
Amortization of intangible assets	269	111	812	1,283	2,475	11	2,486
Advertising and promotion	317	383	333	24	1,057	348	1,405
Communications and technology	3,405	2,459	3,106	358	9,328	2,622	11,950
Software amortization	—	1,117	1,932	77	3,126	351	3,477
Travel and entertainment	210	156	219	115	700	508	1,208
Other	2,912	567	1,583	269	5,331	1,070	6,401
Total noninterest expense	30,988	18,417	18,375	5,718	73,498	28,136	101,634
Net intersegment noninterest income (expense)(2)	144	518	(662)	—	—	—	—
Net income (loss) before income tax expense	$24,227	$20,876	$2,838	$(3,329)	$44,612	$(28,741)	$15,871

(Dollars in thousands)					Total	Corporate
Three Months Ended June 30, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$64,851	$38,040	$6,230	$—	$109,121	$80	$109,201
Intersegment interest allocations	6,386	(9,282)	2,896	—	—	—	—
Total interest expense	18,825	2	—	—	18,827	1,696	20,523
Net interest income (expense)	52,412	28,756	9,126	—	90,294	(1,616)	88,678
Credit loss expense (benefit)	2,219	(2,916)	92	—	(605)	(97)	(702)
Net interest income after credit loss expense	50,193	31,672	9,034	—	90,899	(1,519)	89,380
Noninterest income	7,989	1,811	7,724	1,724	19,248	136	19,384
Noninterest expense:
Salaries and employee benefits	16,001	13,444	8,711	3,234	41,390	18,492	59,882
Depreciation	1,656	468	222	7	2,353	1,602	3,955
Other occupancy, furniture and equipment	1,896	508	163	14	2,581	1,603	4,184
FDIC insurance and other regulatory assessments	894	—	—	—	894	—	894
Professional fees	1,801	(7,272)	240	2,995	(2,236)	1,916	(320)
Amortization of intangible assets	385	193	1,418	946	2,942	458	3,400
Advertising and promotion	557	223	669	22	1,471	367	1,838
Communications and technology	5,257	2,438	2,455	278	10,428	1,887	12,315
Software amortization	—	1,125	1,413	—	2,538	327	2,865
Travel and entertainment	306	245	456	130	1,137	482	1,619
Other	3,210	2,770	1,097	84	7,161	3,047	10,208
Total noninterest expense	31,963	14,142	16,844	7,710	70,659	30,181	100,840
Net intersegment noninterest income (expense)(2)	155	413	(568)	—	—	—	—
Net income (loss) before income tax expense	$26,374	$19,754	$(654)	$(5,986)	$39,488	$(31,564)	$7,924

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
(2) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Three Months Ended June 30, 2026
Factoring revenue received from Payments	$—	$910	$(910)
Payments revenue received from Factoring	—	(266)	266
Banking revenue received from Payments and Factoring	144	(126)	(18)
Net intersegment noninterest income (expense)	$144	$518	$(662)

Three Months Ended June 30, 2025
Factoring revenue received from Payments	$—	$910	$(910)
Payments revenue received from Factoring	—	(381)	381
Banking revenue received from Payments and Factoring	155	(116)	(39)
Net intersegment noninterest income (expense)	$155	$413	$(568)

(Dollars in thousands)					Total	Corporate
June 30, 2026	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$4,820,467	$1,821,671	$838,251	$111,973	$7,592,362	$1,123,430	$(1,312,107)	$7,403,685
Gross loans	$3,337,212	$1,752,492	$387,387	$—	$5,477,091	$—	$—	$5,477,091

(Dollars in thousands)					Total	Corporate
December 31, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$4,480,124	$1,335,150	$774,979	$120,410	$6,710,663	$1,088,885	$(1,418,960)	$6,380,588
Gross loans	$3,525,447	$1,223,740	$242,120	$—	$4,991,307	$—	$—	$4,991,307

Banking

(Dollars in thousands)	Three Months Ended June 30,
Banking	2026	2025	$ Change	% Change
Total interest income	$65,381	$64,851	$530	0.8%
Intersegment interest allocations	8,405	6,386	2,019	31.6%
Total interest expense	24,076	18,825	5,251	27.9%
Net interest income (expense)	49,710	52,412	(2,702)	(5.2)%
Credit loss expense (benefit)	(30)	2,219	(2,249)	(101.4)%
Net interest income after credit loss expense	49,740	50,193	(453)	(0.9)%
Noninterest income	5,331	7,989	(2,658)	(33.3)%
Noninterest expense:
Salaries and employee benefits	14,684	16,001	(1,317)	(8.2)%
Depreciation	1,540	1,656	(116)	(7.0)%
Other occupancy, furniture and equipment	2,128	1,896	232	12.2%
FDIC insurance and other regulatory assessments	1,167	894	273	30.5%
Professional fees	4,356	1,801	2,555	141.9%
Amortization of intangible assets	269	385	(116)	(30.1)%
Advertising and promotion	317	557	(240)	(43.1)%
Communications and technology	3,405	5,257	(1,852)	(35.2)%
Software amortization	—	—	—	—%
Travel and entertainment	210	306	(96)	(31.4)%
Other	2,912	3,210	(298)	(9.3)%
Total noninterest expense	30,988	31,963	(975)	(3.1)%
Net intersegment noninterest income (expense)	144	155	(11)	(7.1)%
Operating income (loss)	$24,227	$26,374	$(2,147)	(8.1)%
Our Banking segment’s operating income decreased $2.1 million, or 8.1%.
Interest income increased $0.5 million, or 0.8%, at our Banking segment primarily as a result of increased interest income from cash deposits driven by an increase in the average balance of cash and cash equivalents period over period as a result of increased noninterest bearing deposit balances. This increase was partially offset by decreases in interest income from loans and securities. Average loans in our Banking segment, excluding intersegment loans, decreased 0.6% from $3.382 billion for the three months ended June 30, 2025 to $3.362 billion for the three months ended June 30, 2026, and our yields on these loans decreased period over period. The average balance of and yield on our debt securities also decreased period over period.
Intersegment interest income allocated to our Banking segment increased period over period due to increased funding provided to our Factoring segment resulting in increased intersegment interest allocation from such segment, partially offset by a decrease in intersegment interest allocations to our Payments segment.
Interest expense increased $5.3 million, or 27.9%, primarily driven by $12.3 million of deposit interest expense from mortgage warehouse earnings interest rebates that exceeded interest earned on a given client's loans, partially offset by lower average balances and decreased rates on our interest bearing liabilities.
Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was a benefit of $0.5 million for the three months ended June 30, 2026 compared to credit loss expense on loans of $2.3 million for the three months ended June 30, 2025. The decrease in credit loss expense was the result of changes to the projected loss drivers and prepayment speeds that the company forecasted over the reasonable and supportable forecast periods and a decrease in required specific reserves at our Banking segment. The decrease in credit loss expense was partially offset by increases driven by changes in volume and mix of our Banking segment's loan portfolio period over period and increased net charge-offs at our Banking segment.
Credit loss expense for off balance sheet credit exposures at our Banking segment increased $0.6 million, from a benefit of $0.1 million for the three months ended June 30, 2025 to credit loss expense of $0.5 million for the three months ended June 30, 2026, primarily due to changes to outstanding commitments to fund and changes to assumed loss rates period over period.

Noninterest income at our Banking segment decreased period over period due to a $1.1 million decrease in fee income from insurance services and a $0.9 million loss on disposal of premises and equipment during the three months ended June 30, 2026 due to a valuation adjustment on the real estate of a branch we are in the process of closing.
Noninterest expense at our Banking segment decreased period over period the details of which are illustrated in the table above. For the three months ended June 30, 2026, professional fees, a component of noninterest expense, at our Banking segment includes $2.0 million of non-recurring consulting fees incurred related to our ongoing efficiency initiatives.
Year to date, our aggregate outstanding balances for our banking products, excluding intercompany loans, has decreased $188.2 million, or 5.3%, to $3.337 billion as of June 30, 2026. The following table sets forth our banking loans:

(Dollars in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change
Banking
Commercial real estate	$667,520	$730,435	$(62,915)	(8.6)%
Construction, land development, land	192,091	224,214	(32,123)	(14.3)%
1-4 family residential	205,540	193,508	12,032	6.2%
Farmland	42,909	43,433	(524)	(1.2)%
Commercial - General	322,969	313,696	9,273	3.0%
Commercial - Agriculture	51,130	42,588	8,542	20.1%
Commercial - Equipment	621,884	587,926	33,958	5.8%
Commercial - Asset-based lending	123,053	180,012	(56,959)	(31.6)%
Commercial - Liquid Credit	37,091	36,482	609	1.7%
Consumer	16,715	16,819	(104)	(0.6)%
Mortgage Warehouse	1,056,310	1,156,334	(100,024)	(8.7)%
Total banking loans	$3,337,212	$3,525,447	$(188,235)	(5.3)%

Factoring

(Dollars in thousands)	Three Months Ended June 30,
Factoring	2026	2025	$ Change	% Change
Total interest income	$50,166	$38,040	$12,126	31.9%
Intersegment interest allocations	(10,585)	(9,282)	(1,303)	(14.0)%
Total interest expense	7	2	5	250.0%
Net interest income (expense)	39,574	28,756	10,818	37.6%
Credit loss expense (benefit)	2,716	(2,916)	5,632	193.1%
Net interest income (expense) after credit loss expense	36,858	31,672	5,186	16.4%
Noninterest income	1,917	1,811	106	5.9%
Noninterest expense:
Salaries and employee benefits	12,452	13,444	(992)	(7.4)%
Depreciation	273	468	(195)	(41.7)%
Other occupancy, furniture and equipment	463	508	(45)	(8.9)%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	436	(7,272)	7,708	106.0%
Amortization of intangible assets	111	193	(82)	(42.5)%
Advertising and promotion	383	223	160	71.7%
Communications and technology	2,459	2,438	21	0.9%
Software amortization	1,117	1,125	(8)	(0.7)%
Travel and entertainment	156	245	(89)	(36.3)%
Other	567	2,770	(2,203)	(79.5)%
Total noninterest expense	18,417	14,142	4,275	30.2%
Net intersegment noninterest income (expense)	518	413	105	25.4%
Net income (loss) before income tax expense	$20,876	$19,754	$1,122	5.7%

	Three Months Ended June 30,
	2026	2025
Factored receivable period end balance	$1,748,491,000	$1,174,830,000
Commercial loans period end balance	$4,001,000	$2,593,000
Yield on average receivable balance	12.73%	13.40%
Current quarter charge-off rate	0.02%	(0.19)%
Factored receivables - transportation concentration	97%	96%

Interest income, including fees	$50,166,000	$38,040,000
Non-interest income	1,917,000	1,811,000
Intersegment noninterest income	910,000	910,000
Factored receivable total revenue	52,993,000	40,761,000
Average net funds employed	1,504,189,000	1,065,073,000
Yield on average net funds employed	14.13%	15.35%

Operating income (loss)	$20,876,000	$19,754,000
Factoring total revenue	$52,993,000	$40,761,000
Operating margin(1)	39.39%	48.46%

Accounts receivable purchased	$4,117,210,000	$2,873,659,000
Number of invoices purchased	1,870,938	1,697,851
Average invoice size	$2,201	$1,693
Average invoice size - transportation	$2,160	$1,663
Average invoice size - non-transportation	$6,278	$3,638
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
Our Factoring segment’s operating income increased $1.1 million, or 5.7%.
Our average invoice size increased 30.0% from $1,693 for the three months ended June 30, 2025 to $2,201 for the three months ended June 30, 2026. This increase is the result of a broad increase in transportation invoice prices across the industry as capacity exits and rising fuel costs began to impact pricing. Additionally, the number of invoices purchased increased 10.2% period over period.
Net interest income at our Factoring segment increased period over period. Overall average net funds employed (“NFE”) increased 41.2% during the three months ended June 30, 2026 compared to the same period in 2025. The increase in average NFE was the result of increased invoice purchase volume and increased average invoice sizes. See further discussion under the Recent Developments: Transportation Update section. We maintained a high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was at 97% at June 30, 2026 and 96% at June 30, 2025. Net interest income at our Factoring segment was also impacted by an increase in intersegment interest allocation charges period over period driven by higher average balances at our Factoring segment, partially offset by lower intercompany rates consistent with lower rates in the broader macro economy period over period.

Credit loss expense at our Factoring segment is made up of credit loss expense related to factored receivables and loans at our Factoring segment as well as credit loss expense related to off balance sheet commitments to lend, if any. Credit loss expense related to factored receivables and loans was $2.7 million for the three months ended June 30, 2026 compared to a benefit to credit loss expense on factored receivables of $2.9 million for the three months ended June 30, 2025. The increase in credit loss expense at our Factoring segment was driven by increased net charge-offs period over period as the period from the prior year reflects the $3.8 million recovery resulting from the USPS settlement. The increase was also driven by changes in volume and mix of the portfolio period over period and increased required specific reserves at our Factoring segment period over period. These increases were partially offset by a small decrease driven by changes in rate period over period at our Factoring segment.
There was no credit loss expense related to off balance sheet credit exposures during the three months ended June 30, 2026 or 2025 as there were no such commitments to lend at those times.
Noninterest income at our Factoring segment increased period over period primarily driven by increased fee income. There were no other significant variances in noninterest income at our Factoring segment.
Noninterest expense at our Factoring segment increased period over period the details of which are illustrated in the table above. For the three months ended June 30, 2025, professional fees, a component of noninterest expense, at our Factoring segment reflects a $7.4 million recovery of previously expensed legal fees associated with the USPS Settlement. Other noninterest expense at our Factoring segment for the three months ended June 30, 2025 included $2.0 million of expense driven by settlement of litigation unrelated to the USPS Settlement.
Payments

(Dollars in thousands)	Three Months Ended June 30,
Payments	2026	2025	$ Change	% Change
Total interest income	$8,957	$6,230	$2,727	43.8%
Intersegment interest allocations	2,180	2,896	(716)	(24.7)%
Total interest expense	—	—	—	—%
Net interest income (expense)	11,137	9,126	2,011	22.0%
Credit loss expense (benefit)	155	92	63	68.5%
Net interest income after credit loss expense	10,982	9,034	1,948	21.6%
Noninterest income	10,893	7,724	3,169	41.0%
Noninterest expense:
Salaries and employee benefits	9,771	8,711	1,060	12.2%
Depreciation	156	222	(66)	(29.7)%
Other occupancy, furniture and equipment	163	163	—	—%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	300	240	60	25.0%
Amortization of intangible assets	812	1,418	(606)	(42.7)%
Advertising and promotion	333	669	(336)	(50.2)%
Communications and technology	3,106	2,455	651	26.5%
Software amortization	1,932	1,413	519	36.7%
Travel and entertainment	219	456	(237)	(52.0)%
Other	1,583	1,097	486	44.3%
Total noninterest expense	18,375	16,844	1,531	9.1%
Net intersegment noninterest income (expense)	(662)	(568)	(94)	(16.5)%
Net income (loss) before income tax expense	$2,838	$(654)	$3,492	533.9%

	Three Months Ended June 30,
	2026	2025
Supply chain financing factored receivables	$287,454,000	$152,054,000
QuickPay factored receivables	99,933,000	74,493,000
Factored receivable period end balance	$387,387,000	$226,547,000

Supply chain finance interest income	$5,676,000	$3,412,000
QuickPay interest income	3,281,000	2,818,000
Intersegment interest income	2,180,000	2,896,000
Total interest income	11,137,000	9,126,000
Broker noninterest income	9,536,000	6,443,000
Factor noninterest income	630,000	993,000
Other noninterest income	727,000	288,000
Intersegment noninterest income	266,000	381,000
Total noninterest income	11,159,000	8,105,000
Total revenue	$22,296,000	$17,231,000

Credit loss expense (benefit)	155,000	92,000
Noninterest expense	18,375,000	16,844,000
Intersegment noninterest expense	928,000	949,000
Total expense	$19,458,000	$17,885,000

Operating income (loss)	$2,838,000	$(654,000)
Depreciation expense	156,000	222,000
Software amortization expense	1,932,000	1,413,000
Intangible amortization expense	812,000	1,418,000
Earnings (losses) before interest, taxes, depreciation, and amortization(1)	$5,738,000	$2,399,000

EBITDA margin(1)	25.7%	13.9%

Number of invoices processed	9,086,400	8,500,565
Amount of payments processed	$13,492,237,000	$10,081,206,000
Network invoice volume	1,045,637	1,004,603
Network payment volume	$2,277,297,000	$1,579,662,000

LoadPay
Revenue	$652,000	$92,000
Pre-tax operating income (loss)	$(2,052,000)	$(1,751,000)
Depreciation expense	23,000	16,000
Software amortization expense	416,000	251,000
Earnings (losses) before interest, taxes, depreciation, and amortization(1)	$(1,613,000)	$(1,484,000)

Payments revenue excluding LoadPay	$21,644,000	$17,139,000
Payments EBITDA excluding LoadPay(2)	$7,351,000	$3,883,000
Payments EBITDA Margin excluding LoadPay(2)	34.0%	22.7%
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
Our Payments segment's operating income was $2.8 million for the three months ended June 30, 2026 compared to an operating loss of $0.7 million for the three months ended June 30, 2025, an increase of $3.5 million, or 533.9%.
The number of invoices processed by our Payments segment increased 6.9% from 8,500,565 for the three months ended June 30, 2025 to 9,086,400 for the three months ended June 30, 2026, and the amount of payments processed increased 33.8% from $10.081 billion for the three months ended June 30, 2025 to $13.492 billion for the three months ended June 30, 2026.
A "network transaction" occurs when a fully integrated payor payments client receives an invoice from a fully integrated payee payments client. All network transactions are included in our payment processing volume above. These transactions are facilitated through our payments application programming interfaces ("APIs") with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. During the three months ended June 30, 2026, we processed 1,045,637 network invoices representing a network payment volume of $2.277 billion. During the three months ended June 30, 2025, we processed 1,004,603 network invoices representing a network payment volume of $1.580 billion.
Net interest income increased due to an increased average balance of interest earning assets at our Payments segment. The increase was partially offset by decreased average rates at our Payments segment and decreased intersegment interest allocations.
Noninterest income increased due to a $3.1 million increase in fee income earned from our payment processing and audit business during the three months ended June 30, 2026 compared to the same period a year ago.
Noninterest expense at our Payments segment increased period over period the details of which are illustrated in the table above.
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

Intelligence

(Dollars in thousands)	Three Months Ended June 30,
Intelligence	2026	2025	$ Change	% Change
Total interest income	$—	$—	$—	—%
Intersegment interest allocations	—	—	—	—
Total interest expense	—	—	—	—%
Net interest income (expense)	—	—	—	—%
Credit loss expense (benefit)	—	—	—	—%
Net interest income (expense) after credit loss expense	—	—	—	—%
Other noninterest income	2,389	1,724	665	38.6%
Noninterest expense:
Salaries and employee benefits	3,449	3,234	215	6.6%
Depreciation	18	7	11	157.1%
Other occupancy, furniture and equipment	13	14	(1)	(7.1)%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	112	2,995	(2,883)	(96.3)%
Amortization of intangible assets	1,283	946	337	35.6%
Advertising and promotion	24	22	2	9.1%
Communications and technology	358	278	80	28.8%
Software amortization	77	—	77	100.0%
Travel and entertainment	115	130	(15)	(11.5)%
Other	269	84	185	220.2%
Total noninterest expense	5,718	7,710	(1,992)	(25.8)%
Net income (loss) before income tax expense	$(3,329)	$(5,986)	$2,657	44.4%

(Dollars in thousands)	Three Months Ended
Intelligence	June 30, 2026
Revenue	$2,389
Cost of revenue	365
Gross profit	2,024
Selling, general and administrative costs	5,353
Pre-tax operating income (loss)	(3,329)

Gross Margin(1)	85%
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
Our Intelligence segment's operating loss for the three months ended June 30, 2026 was $3.3 million, compared to an operating loss of $6.0 million for the three months ended June 30, 2025.
Noninterest income at our Intelligence segment increased period over period, primarily due to a full quarter of intelligence fee income in the current period. As previously disclosed, the data intelligence line of business did not have meaningful operations prior to the acquisition of Greenscreens in May 2025.

Noninterest expense at our Intelligence segment decreased period over period the details of which are illustrated in the table above. A majority of the professional fees recognized at our Intelligence segment during the three months ended June 30, 2025 relate to our acquisition of Greenscreens.
Corporate and Other

(Dollars in thousands)	Three Months Ended June 30,
Corporate and Other	2026	2025	$ Change	% Change
Total interest income	$33	$80	$(47)	(58.8)%
Intersegment interest allocations	—	—	—	—
Total interest expense	1,628	1,696	(68)	(4.0)%
Net interest income (expense)	(1,595)	(1,616)	21	1.3%
Credit loss expense (benefit)	(105)	(97)	(8)	(8.2)%
Net interest income (expense) after credit loss expense	(1,490)	(1,519)	29	1.9%
Other noninterest income	885	136	749	550.7%
Noninterest expense:
Salaries and employee benefits	19,731	18,492	1,239	6.7%
Depreciation	776	1,602	(826)	(51.6)%
Other occupancy, furniture and equipment	834	1,603	(769)	(48.0)%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	1,885	1,916	(31)	(1.6)%
Amortization of intangible assets	11	458	(447)	(97.6)%
Advertising and promotion	348	367	(19)	(5.2)%
Communications and technology	2,622	1,887	735	39.0%
Software amortization	351	327	24	7.3%
Travel and entertainment	508	482	26	5.4%
Other	1,070	3,047	(1,977)	(64.9)%
Total noninterest expense	28,136	30,181	(2,045)	(6.8)%
Net income (loss) before income tax expense	$(28,741)	$(31,564)	$2,823	8.9%
Corporate and other is not a reportable segment, but rather includes certain revenue and expense from the Company's holding company as well as activities not allocated to specific business segments. Corporate and other reported an operating loss of $28.7 million for the three months ended June 30, 2026 compared to an operating loss of $31.6 million for the three months ended June 30, 2025.
The decreased operating loss was primarily driven by a decrease in noninterest expense period over period, the details of which are illustrated in the table above. Other noninterest expense for the three months ended June 30, 2025 included $1.8 million of lease termination payments related to the building that had been purchased for the purpose of constructing a future headquarters for Triumph.
Noninterest income for Corporate and other increased period over period due to a $1.8 million payment tied to a change in control provision on the sale of an unrelated third-party business. This gain was partially offset by a $1.0 million loss on a terminated prepaid maintenance agreement.
Results of Operations
Six months ended June 30, 2026 compared with six months ended June 30, 2025
Net Income
We earned net income of $17.7 million for the six months ended June 30, 2026 compared to $4.4 million for the six months ended June 30, 2025, an increase of $13.3 million or 299.5%.

	Six Months Ended June 30, 2026
(Dollars in thousands, except per share amounts)	2026	2025	$ Change	% Change
Interest income	$227,292	$211,471	$15,821	7.5%
Interest expense	42,372	38,410	3,962	10.3%
Net interest income	184,920	173,061	11,859	6.9%
Credit loss expense (benefit)	2,129	628	1,501	239.0%
Net interest income after credit loss expense (benefit)	182,791	172,433	10,358	6.0%
Noninterest income	41,122	36,574	4,548	12.4%
Noninterest expense	199,895	201,013	(1,118)	(0.6)%
Net income (loss) before income taxes	24,018	7,994	16,024	200.5%
Income tax expense (benefit)	6,293	3,557	2,736	76.9%
Net income (loss)	$17,725	$4,437	$13,288	299.5%
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

	Six Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Average Rate(5)	Average Balance	Interest	Average Rate(5)
Interest earning assets:
Cash and cash equivalents	$667,331	$12,203	3.69%	$390,146	$8,624	4.46%
Taxable securities	331,464	8,415	5.12%	394,247	10,997	5.62%
Tax-exempt securities	2,277	29	2.57%	2,541	32	2.54%
FHLB and other restricted stock	8,736	418	9.65%	15,833	495	6.30%
Loans (1)	5,095,647	206,227	8.16%	4,599,176	191,323	8.39%
Total interest earning assets	6,105,455	227,292	7.51%	5,401,943	211,471	7.89%
Noninterest earning assets:
Cash and cash equivalents	66,647			74,069
Other noninterest earning assets	745,303			705,537
Total assets	$6,917,405			$6,181,549
Interest bearing liabilities:
Deposits:
Interest bearing demand(2)	$680,332	$13,926	4.13%	$727,873	$1,769	0.49%
Individual retirement accounts	36,104	221	1.23%	42,399	265	1.26%
Money market	635,679	8,021	2.54%	598,763	7,811	2.63%
Savings	543,088	3,147	1.17%	518,879	2,722	1.06%
Certificates of deposit	221,400	2,756	2.51%	228,480	3,041	2.68%
Brokered time deposits	433,679	8,525	3.96%	591,808	13,038	4.44%
Other brokered deposits	81,080	1,483	3.69%	56,810	1,256	4.46%
Total interest bearing deposits(2)	2,631,362	38,079	2.92%	2,765,012	29,902	2.18%
Federal Home Loan Bank advances	56,105	1,049	3.77%	231,519	5,136	4.47%
Subordinated notes	69,930	1,325	3.82%	69,721	1,343	3.88%
Junior subordinated debentures	43,141	1,919	8.97%	42,509	2,029	9.63%
Total interest bearing liabilities	2,800,538	42,372	3.05%	3,108,761	38,410	2.49%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,073,892			2,086,412
Other liabilities	82,489			80,123
Total equity	960,486			906,253
Total liabilities and equity	$6,917,405			$6,181,549
Net interest income		$184,920			$173,061
Interest spread (3)			4.46%			5.40%
Net interest margin (4)			6.11%			6.46%
(1)Balance totals include respective nonaccrual assets.
(2)See discussion below regarding mortgage warehouse clients' noninterest bearing servicing deposits.
(3)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(4)Net interest margin is the ratio of net interest income to average interest earning assets.
(5)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Six Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Banking	$3,375,878	$100,994	6.03%	$3,310,204	$108,360	6.60%
Factoring	1,425,804	89,110	12.60%	1,099,854	71,371	13.09%
Payments	293,965	16,123	11.06%	189,118	11,593	12.36%
Total loans	$5,095,647	$206,227	8.16%	$4,599,176	$191,324	8.39%
We earned net interest income of $184.9 million for the six months ended June 30, 2026 compared to $173.1 million for the six months ended June 30, 2025, an increase of $11.8 million, or 6.8%, primarily driven by the following factors.
Interest income increased $15.8 million, or 7.5%, due to changes in average interest earning assets which increased $703.5 million, or 13.0%, including an increase in average total loans of $496.5 million, or 10.8%. The average balance of our higher yielding Factoring factored receivables increased $326.0 million, or 29.6%, and we experienced an increase in average Payments factored receivables. We experienced an increase in average Banking loans of $65.7 million, or 2.0% due to increases in the average balances of residential real estate, commercial, consumer, and mortgage warehouse loans. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $1.099 billion for the six months ended June 30, 2026 compared to $1.003 billion for the six months ended June 30, 2025.
Interest expense increased $4.0 million, or 10.3%, primarily driven by $12.3 million of deposit interest expense incurred in the current period from mortgage warehouse earnings interest rebates that exceeded interest earned on a given client's loans (see detailed discussion of this arrangement below). The impact of the excess mortgage warehouse rebates was partially offset by a decrease in average interest-bearing liabilities period over period, including average total interest bearing deposits which decreased $133.7 million, or 4.8%, and decreased rates on our interest bearing liabilities. Average noninterest bearing deposits grew $987.5 million.
Net interest margin decreased to 6.11% for the six months ended June 30, 2026 from 6.46% for the six months ended June 30, 2025, a decrease of 35 basis points, or 5.4%.
The decrease in our net interest margin was largely driven by lower short-term interest rates as the target Fed Funds rate was lower in the current period than in the same period in 2025, along with a higher proportion of our earning assets held in cash and cash equivalents.
Our average cost of interest bearing liabilities increased by 56 basis points. This increase in average cost was caused by the aforementioned excess mortgage warehouse rebates associated with mortgage warehouse client deposits.
Our mortgage warehouse business is more than self-funded due to the noninterest bearing servicing deposits of its customers. The average balance of such deposits was $1.590 billion and $713.7 million for the six months ended June 30, 2026 and 2025, respectively. Given their legal form, these deposits are classified as noninterest bearing deposits on our balance sheet. Despite their classification, many of these deposits are not truly free of cost as we compensate our clients for these balances in the form of an earnings interest rebate rather than deposit interest. As a result, such noninterest bearing deposits first decrease our loan yield before increasing our deposit rates. Because of the recent influx of these deposits, some clients hold significantly higher deposit balances than loan balances. As a result, we are now, in some cases, paying out more in rebates than we earn in interest on a given client’s loans. In those cases, we are recording that excess rebate as deposit interest expense. Whether recorded as interest expense or an offset to interest income, the effect on net interest income and net income is the same: these are profitable funds as they displace more expensive wholesale funding and can be invested risk-free above their cost. During the six months ended June 30, 2026 and June 30, 2025, deposit interest expense recognized on these deposits was $12.3 million and $0, respectively.

The following table shows the impact of mortgage warehouse excess rebates:

	Six Months Ended June 30,
	2026
(Dollars in thousands)	Average Balance	Interest	Average Rate(1)
Interest bearing demand deposits	$680,332	$13,926	4.13%
Mortgage warehouse excess rebates	$680,332	12,342	3.66%
Interest bearing demand deposits excluding mortgage warehouse excess rebates	$680,332	$1,584	0.47%

Total interest bearing deposits	$2,631,362	$38,079	2.92%
Mortgage warehouse excess rebates	$2,631,362	12,342	0.95%
Total interest bearing deposits excluding mortgage warehouse excess rebates	$2,631,362	$25,737	1.97%
(1)Ratios have been annualized.
The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing liabilities:

	Six Months Ended
	June 30, 2026 vs. 2025
	Increase (Decrease) Due to:		Net Increase
(Dollars in thousands)	Rate	Volume
Interest earning assets:
Cash and cash equivalents	$(1,490)	$5,069	$3,579
Taxable securities	(988)	(1,594)	(2,582)
Tax-exempt securities	—	(3)	(3)
FHLB and other restricted stock	263	(340)	(77)
Loans	(5,189)	20,093	14,904
Total interest income	(7,404)	23,225	15,821
Interest bearing liabilities:
Interest bearing demand	13,130	(973)	12,157
Individual retirement accounts	(5)	(39)	(44)
Money market	(256)	466	210
Savings	285	140	425
Certificates of deposit	(197)	(88)	(285)
Brokered time deposits	(1,405)	(3,108)	(4,513)
Other brokered deposits	(217)	444	227
Total interest bearing deposits	11,335	(3,158)	8,177
Federal Home Loan Bank advances	(807)	(3,280)	(4,087)
Subordinated notes	(22)	4	(18)
Junior subordinated debentures	(138)	28	(110)
Other borrowings	—	—	—
Total interest expense	10,368	(6,406)	3,962
Change in net interest income	$(17,772)	$29,631	$11,859
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

The following table presents the major categories of credit loss expense:

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Credit loss expense on loans	$1,867	$798	$1,069	134.0%
Credit loss expense on off balance sheet credit exposures	(110)	(218)	108	49.5%
Credit loss expense on held to maturity securities	372	48	324	675.0%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense	$2,129	$628	$1,501	239.0%
For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At December 31, 2025 and June 30, 2026, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the six months ended June 30, 2026. The same was true for the same period in the prior year.
The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At June 30, 2026 and December 31, 2025, the Company’s held to maturity securities consisted investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At June 30, 2026 and December 31, 2025, the Company carried $3.1 million and $3.2 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $2.1 million at June 30, 2026 and $1.6 million at December 31, 2025. During the six months ended June 30, 2025, the Company charged off one of its three investments in these CLO funds in the amount of $2.2 million. The charge-off was fully reserved in a prior period and as a result, there was no impact to credit loss expense during the six months ended June 30, 2025. We recognized credit loss expense of $0.4 million during the six months ended June 30, 2026. During the six months ended June 30, 2025, we recognized credit loss expense of $48 thousand. None of the overcollateralization triggers tied to the CLO securities were tripped as of June 30, 2026. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $34.8 million as of June 30, 2026, compared to $36.5 million as of December 31, 2025, representing an ACL to total loans ratio of 0.64% and 0.73% respectively.
Our credit loss expense on loans increased $1.1 million, or 134.0%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
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
The increase in credit loss expense was primarily driven by net charge-off activity. During the six months ended June 30, 2026, we had net charge-offs of $3.6 million. Excluding the $10.8 million charge-off on the acquired PCD loan which had no impact on credit loss expense, we had net charge-offs of $2.8 million during the six months ended June 30, 2025. Such net charge-offs for the six months ended June 30, 2025 includes the aforementioned $3.8 million recovery resulting from the USPS Settlement. Additionally, changes in volume and mix of the loan portfolio resulted in credit loss expense of $3.3 million during the six months ended June 30, 2026 compared to credit loss expense of $1.8 million during the same period a year ago. Further, credit loss expense was impacted by a decrease in required specific reserves. Such specific reserves decreased $1.4 million during the six months ended June 30, 2026 compared to a decrease in specific reserves of $4.1 million during the same period a year ago.
The increase in credit loss expense was partially offset by changes to projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods to calculate expected losses resulted in a benefit to credit loss expense of $3.6 million during the six months ended June 30, 2026 compared to $0.3 million of credit loss expense during the same period a year ago.

Credit loss expense for off balance sheet credit exposures increased $0.1 million, primarily due to changes to outstanding commitments to fund and assumed loss rates period over period.
Noninterest Income
The following table presents our major categories of noninterest income:

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Service charges on deposits	$3,010	$3,338	$(328)	(9.8%)
Card income	4,089	3,719	370	9.9%
Net gains (losses) on sale of loans	187	324	(137)	(42.3%)
Net gains (losses) on disposal of premises and equipment	(1,173)	628	(1,801)	(286.8%)
Fee income	29,262	21,869	7,393	33.8%
Insurance commissions	2,117	2,532	(415)	(16.4%)
Other	3,630	4,164	(534)	(12.8%)
Total noninterest income	$41,122	$36,574	$4,548	12.4%
Noninterest income increased $4.5 million, or 12.4%. Changes in selected components of noninterest income in the above table are discussed below.
•Net gains (losses) on disposal of premises and equipment. Net gains (losses) on disposal of premises and equipment decreased $1.8 million due to a valuation adjustment on the real estate of a branch we are in the process of closing and a terminated prepaid maintenance agreement.
•Fee income. Fee income increased $7.4 million, or 33.8% due to a $5.7 million increase in fee income from our Payments segment, a $2.7 million increase in fee income from our Intelligence segment mostly driven by the acquisition of Greenscreens during the six months ended June 30, 2025, partially offset by a $1.4 million decrease in fee income from insurance services period over period.
•Other. Other noninterest income decreased $0.5 million, or 12.8%. Other noninterest income for the six months ended June 30, 2026 includes a $1.8 million payment tied to a change in control provision on the sale of an unrelated third-party business. Other noninterest income for the six months ended June 30, 2025 included $1.1 million of rental income generated by the property purchased for the purpose of constructing a future headquarters for Triumph that was subsequently sold in December 2025. There were no other significant changes within the components of other noninterest income.
Noninterest Expense
The following table presents our major categories of noninterest expense:

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Salaries and employee benefits	$118,255	$118,600	$(345)	(0.3%)
Occupancy, furniture and equipment	12,865	16,581	(3,716)	(22.4%)
FDIC insurance and other regulatory assessments	2,225	1,621	604	37.3%
Professional fees	11,852	5,744	6,108	106.3%
Amortization of intangible assets	5,002	5,800	(798)	(13.8%)
Advertising and promotion	2,617	3,302	(685)	(20.7%)
Communications and technology	25,069	24,559	510	2.1%
Software amortization	6,777	4,857	1,920	39.5%
Travel and entertainment	2,728	3,111	(383)	(12.3%)
Other	12,505	16,838	(4,333)	(25.7%)
Total noninterest expense	$199,895	$201,013	$(1,118)	(0.6%)

Noninterest expense decreased $1.1 million, or 0.6%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses decreased $0.3 million, or 0.3%. Our average full-time equivalent employees were 1,441.8 and 1,561.8 for the six months ended June 30, 2026 and 2025, respectively. Employee salaries decreased $2.3 million, bonus expense decreased $1.5 million, and temporary labor expense decreased $0.1 million. These decreases were offset by an increase in severance expense of $1.0 million, an increase in commissions expense of $0.3 million, and an increase in employee benefits expense such as 401(k) matching, employee insurance, and stock based compensation paid to employees of $2.5 million.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses decreased $3.7 million, or 22.4%, primarily due to a $2.3 million decrease in depreciation expense, a $0.6 million decrease in building property taxes, and a $0.4 million decrease in maintenance and service expenses. All such decreases were primarily driven by the sale of the building in December 2025 that had been purchased for the purpose of constructing a future headquarters for Triumph.
•FDIC Insurance and Other Regulatory Assessments. FDIC insurance and other regulatory assessments increased $0.6 million, or 37.3%, due to increased assessments period over period.
•Professional Fees. Professional fees increased $6.1 million, or 106.3%, primarily due to the recovery of $6.5 million of previously expensed legal fees through the USPS Settlement during the six months ended June 30, 2025 and $2.0 million of non-recurring consulting fees incurred during the six months ended June 30, 2026 related to our ongoing efficiency initiatives. The increase was partially offset by $4.0 million of professional fees incurred during the six months ended June 30, 2025 as a result of the Greenscreens acquisition that did not recur in the current period.
•Amortization of intangible assets. Amortization of intangible assets decreased $0.8 million, or 13.8%, primarily due to $0.6 million of amortization of lease intangible assets recognized during the six months ended June 30, 2025 that did not recur in the current period due to the sale of the building in December 2025 that had been purchased for the purpose of constructing a future headquarters for Triumph.
•Advertising and promotion. Advertising and promotion expenses decreased $0.7 million, or 20.7%, primarily due to a decrease in such activity period over period.
•Communications and Technology. Communications and technology expenses increased $0.5 million, or 2.1%, primarily due to increases in technology license and software maintenance costs, partially offset by a decrease in data processing costs.
•Software amortization. Software amortization increased $1.9 million, or 39.5%, primarily due to additional software assets coming on line.
•Other. Other noninterest expense, which includes loan-related expenses, training and recruiting, postage, insurance, and subscription services, decreased 4.3 million, or 25.7%. Other noninterest expense for the six months ended June 30, 2025 included a $2.0 million litigation settlement (unrelated to the USPS Settlement) and $2.4 million of lease termination payments related to the building we sold in December 2025. There were no other significant changes within the components of other noninterest expense.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense increased $2.7 million, or 76.9%, from $3.6 million for the six months ended June 30, 2025 to $6.3 million for the six months ended June 30, 2026. The effective tax rate was 26% for the six months ended June 30, 2026 and 44% for the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2025 was impacted by limited restricted stock stock-based compensation deductibility, higher state tax rates, and higher disallowed expenses including some transaction costs paid in connection with the Greenscreens acquisition.

Operating Segment Results
See Note 16 – Business Segment Information in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report for a description of our reportable segments.
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)					Total	Corporate
Six Months Ended June 30, 2026	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$121,992	$89,110	$16,123	$—	$227,225	$67	$227,292
Intersegment interest allocations	14,136	(18,804)	4,668	—	—	—	—
Total interest expense	39,115	13	—	—	39,128	3,244	42,372
Net interest income (expense)	97,013	70,293	20,791	—	188,097	(3,177)	184,920
Credit loss expense (benefit)	(2,368)	3,773	352	—	1,757	372	2,129
Net interest income after credit loss expense	99,381	66,520	20,439	—	186,340	(3,549)	182,791
Noninterest income	11,489	3,835	20,056	4,786	40,166	956	41,122
Noninterest expense:
Salaries and employee benefits	29,658	24,293	18,545	6,666	79,162	39,093	118,255
Depreciation	3,117	561	332	34	4,044	1,602	5,646
Other occupancy, furniture and equipment	4,144	959	304	40	5,447	1,772	7,219
FDIC insurance and other regulatory assessments	2,225	—	—	—	2,225	—	2,225
Professional fees	6,680	713	534	241	8,168	3,684	11,852
Amortization of intangible assets	538	248	1,629	2,566	4,981	21	5,002
Advertising and promotion	671	644	529	118	1,962	655	2,617
Communications and technology	8,502	4,779	5,942	717	19,940	5,129	25,069
Software amortization	—	2,187	3,753	135	6,075	702	6,777
Travel and entertainment	439	386	512	261	1,598	1,130	2,728
Other	6,356	1,237	2,399	340	10,332	2,173	12,505
Total noninterest expense	62,330	36,007	34,479	11,118	143,934	55,961	199,895
Net intersegment noninterest income (expense)(2)	269	1,033	(1,302)	—	—	—	—
Net income (loss) before income tax expense	$48,809	$35,381	$4,714	$(6,332)	$82,572	$(58,554)	$24,018

(Dollars in thousands)					Total	Corporate
Six Months Ended June 30, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$128,344	$71,371	$11,593	$—	$211,308	$163	$211,471
Intersegment interest allocations	11,121	(16,935)	5,814	—	—	—	—
Total interest expense	35,036	2	—	—	35,038	3,372	38,410
Net interest income (expense)	104,429	54,434	17,407	—	176,270	(3,209)	173,061
Credit loss expense (benefit)	2,726	(2,356)	210	—	580	48	628
Net interest income after credit loss expense	101,703	56,790	17,197	—	175,690	(3,257)	172,433
Noninterest income	14,992	3,530	14,255	2,119	34,896	1,678	36,574
Noninterest expense:
Salaries and employee benefits	32,318	26,666	18,324	4,718	82,026	36,574	118,600
Depreciation	3,286	971	452	14	4,723	3,176	7,899
Other occupancy, furniture and equipment	3,998	1,045	331	21	5,395	3,287	8,682
FDIC insurance and other regulatory assessments	1,621	—	—	—	1,621	—	1,621
Professional fees	2,866	(5,420)	446	3,946	1,838	3,906	5,744
Amortization of intangible assets	770	386	2,969	1,062	5,187	613	5,800
Advertising and promotion	1,068	477	1,050	52	2,647	655	3,302
Communications and technology	10,272	4,712	4,924	505	20,413	4,146	24,559
Software amortization	56	1,719	2,609	2	4,386	471	4,857
Travel and entertainment	544	428	833	248	2,053	1,058	3,111
Other	6,235	3,511	2,019	150	11,915	4,923	16,838
Total noninterest expense	63,034	34,495	33,957	10,718	142,204	58,809	201,013
Net intersegment noninterest income (expense)(2)	292	848	(1,140)	—	—	—	—
Net income (loss) before income tax expense	$53,953	$26,673	$(3,645)	$(8,599)	$68,382	$(60,388)	$7,994
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
(2) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Six Months Ended June 30, 2026
Factoring revenue received from Payments	$—	$1,821	$(1,821)
Payments revenue received from Factoring	—	(553)	553
Banking revenue received from Payments and Factoring	$269	$(235)	$(34)
Net intersegment noninterest income (expense)	$269	$1,033	$(1,302)

Six Months Ended June 30, 2025
Factoring revenue received from Payments	$—	$1,821	$(1,821)
Payments revenue received from Factoring	—	(753)	753
Banking revenue received from Payments and Factoring	$292	$(220)	$(72)
Net intersegment noninterest income (expense)	$292	$848	$(1,140)

(Dollars in thousands)					Total	Corporate
June 30, 2026	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$4,820,467	$1,821,671	$838,251	$111,973	$7,592,362	$1,123,430	$(1,312,107)	$7,403,685
Gross loans	$3,337,212	$1,752,492	$387,387	$—	$5,477,091	$—	$—	$5,477,091

(Dollars in thousands)					Total	Corporate
December 31, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$4,480,124	$1,335,150	$774,979	$120,410	$6,710,663	$1,088,885	$(1,418,960)	$6,380,588
Gross loans	$3,525,447	$1,223,740	$242,120	$—	$4,991,307	$—	$—	$4,991,307
Banking

(Dollars in thousands)	Six Months Ended June 30,
Banking	2026	2025	$ Change	% Change
Total interest income	$121,992	$128,344	$(6,352)	(4.9%)
Intersegment interest allocations	14,136	11,121	3,015	27.1%
Total interest expense	39,115	35,036	4,079	11.6%
Net interest income	97,013	104,429	(7,416)	(7.1%)
Credit loss expense (benefit)	(2,368)	2,726	(5,094)	(186.9%)
Net interest income after credit loss expense	99,381	101,703	(2,322)	(2.3%)
Noninterest income	11,489	14,992	(3,503)	(23.4%)
Noninterest expense:
Salaries and employee benefits	29,658	32,318	(2,660)	(8.2%)
Depreciation	3,117	3,286	(169)	(5.1%)
Other occupancy, furniture and equipment	4,144	3,998	146	3.7%
FDIC insurance and other regulatory assessments	2,225	1,621	604	37.3%
Professional fees	6,680	2,866	3,814	133.1%
Amortization of intangible assets	538	770	(232)	(30.1%)
Advertising and promotion	671	1,068	(397)	(37.2%)
Communications and technology	8,502	10,272	(1,770)	(17.2%)
Software amortization	—	56	(56)	(100.0%)
Travel and entertainment	439	544	(105)	(19.3%)
Other	6,356	6,235	121	1.9%
Total noninterest expense	62,330	63,034	(704)	(1.1%)
Net intersegment noninterest income (expense)	269	292	(23)	(7.9%)
Net income (loss) before income tax expense	$48,809	$53,953	$(5,144)	(9.5%)
Our Banking segment’s operating income decreased $5.1 million, or 9.5%.
Total interest income decreased $6.4 million, or 4.9%, at our Banking segment primarily as a result of decreased yields at our Banking segment in spite of increased average balances of interest earning assets. While average loans in our Banking segment, excluding intersegment loans, increased 2.0% from $3.310 billion for the six months ended June 30, 2025 to $3.376 billion for the six months ended June 30, 2026, this increase was partially offset by decreased yields. Outside of loans, the majority of the categories of interest earning assets at our Banking segment experienced decreased yields and the average cash and cash equivalents balance increased period over period as a result of increased noninterest bearing deposit balances.
Interest expense increased $4.1 million, or 11.6%, primarily driven by $12.3 million of deposit interest expense from mortgage warehouse earnings interest rebates that exceeded interest earned on a given client's loans, partially offset by lower average balances and decreased rates on our interest bearing liabilities. Average total interest bearing deposits decreased $133.7 million, or 4.8% and average FHLB borrowings decreased $175.4 million, or 75.8%.
Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans at our Banking segment was a benefit of $2.3 million for the six months ended June 30, 2026 compared to credit loss expense on loans of $2.9 million for the six months ended June 30, 2025. The decrease in credit loss expense was the result of decreased net charge-offs at our banking segment, a decrease driven by changes to the projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods, and a decrease driven by changes in the volume and mix of our Banking segment's loan portfolio period over period. The decrease in credit loss expense was partially offset by an increase in required specific reserves at our Banking segment period over period.

Credit loss expense for off balance sheet credit exposures increased $0.1 million from a benefit to credit loss expense of $0.2 million for the six months ended June 30, 2025 to a benefit of $0.1 million for the six months ended June 30, 2026, primarily due to changes to outstanding commitments to fund and assumed loss rates period over period.
Noninterest income at our Banking segment decreased period over period due to a $1.5 million decrease in fee income, a $0.5 million decrease in noninterest income on loans, and a $0.4 million decrease of insurance commissions at our Banking segment.
Noninterest expense at our Banking segment decreased period over period the details of which are illustrated in the table above. For the six months ended June 30, 2026, professional fees, a component of noninterest expense, at our Banking segment includes $2.0 million of non-recurring consulting fees incurred related to our ongoing efficiency initiatives.
During the six months ended June 30, 2026, the aggregate outstanding balances of our banking products decreased $188.2 million, or 5.3%, to $3.337 billion as of June 30, 2026. See the Financial Condition section below for further discussion of changes in loan balances:

(Dollars in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change
Banking
Commercial real estate	$667,520	$730,435	$(62,915)	(8.6%)
Construction, land development, land	192,091	224,214	(32,123)	(14.3%)
1-4 family residential	205,540	193,508	12,032	6.2%
Farmland	42,909	43,433	(524)	(1.2%)
Commercial - General	322,969	313,696	9,273	3.0%
Commercial - Agriculture	51,130	42,588	8,542	20.1%
Commercial - Equipment	621,884	587,926	33,958	5.8%
Commercial - Asset-based lending	123,053	180,012	(56,959)	(31.6%)
Commercial - Liquid Credit	37,091	36,482	609	1.7%
Consumer	16,715	16,819	(104)	(0.6%)
Mortgage Warehouse	1,056,310	1,156,334	(100,024)	(8.7%)
Total banking loans	$3,337,212	$3,525,447	$(188,235)	(5.3%)

Factoring

(Dollars in thousands)	Six Months Ended June 30,
Factoring	2026	2025	$ Change	% Change
Total interest income	$89,110	$71,371	$17,739	24.9%
Intersegment interest allocations	(18,804)	(16,935)	(1,869)	(11.0%)
Total interest expense	13	2	11	550.0%
Net interest income	70,293	54,434	15,859	29.1%
Credit loss expense (benefit)	3,773	(2,356)	6,129	260.1%
Net interest income after credit loss expense	66,520	56,790	9,730	17.1%
Noninterest income	3,835	3,530	305	8.6%
Noninterest expense:
Salaries and employee benefits	24,293	26,666	(2,373)	(8.9%)
Depreciation	561	971	(410)	(42.2%)
Other occupancy, furniture and equipment	959	1,045	(86)	(8.2%)
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	713	(5,420)	6,133	113.2%
Amortization of intangible assets	248	386	(138)	(35.8%)
Advertising and promotion	644	477	167	35.0%
Communications and technology	4,779	4,712	67	1.4%
Software amortization	2,187	1,719	468	27.2%
Travel and entertainment	386	428	(42)	(9.8%)
Other	1,237	3,511	(2,274)	(64.8%)
Total noninterest expense	36,007	34,495	1,512	4.4%
Net intersegment noninterest income (expense)	1,033	848	185	21.8%
Net income (loss) before income tax expense	$35,381	$26,673	$8,708	32.6%

	Six Months Ended June 30,
	2026	2025
Factored receivable period end balance	$1,748,491,000	$1,174,830,000
Commercial loans period end balance	$4,001,000	$2,593,000
Yield on average receivable balance	12.60%	13.09%
Year to date charge-off rate	0.13%	(0.09)%
Factored receivables - transportation concentration	97%	96%

Interest income, including fees	$89,110,000	$71,371,000
Noninterest income	3,835,000	3,530,000
Intersegment noninterest income	1,821,000	1,821,000
Factored receivable total revenue	94,766,000	76,722,000
Average net funds employed	1,351,571,000	1,007,223,000
Yield on average net funds employed	14.14%	15.36%

Operating income (loss)	$35,381,000	$26,673,000
Factoring total revenue	$94,766,000	$76,722,000
Operating margin(1)	37.34%	34.77%

Accounts receivable purchased	$7,379,820,000	$5,581,464,000
Number of invoices purchased	3,554,098	3,195,495
Average invoice size	$2,076	$1,747
Average invoice size - transportation	$2,035	$1,713
Average invoice size - non-transportation	$5,942	$3,830
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
(2)The current period charge-off rate for the six months ended June 30, 2025 reflects a $3.8 million recovery of factoring balances charged off in a prior period. Such recovery impacted the current quarter charge-off rate for that period by (0.34%).
Our Factoring segment’s operating income increased $8.7 million, or 32.6%.
Our average invoice size increased 18.8% from $1,747 for the six months ended June 30, 2025 to $2,076 for the six months ended June 30, 2026. This increase is the result of a broad increase in transportation invoice prices across the industry as capacity exits and rising fuel costs began to impact pricing. Additionally, the number of invoices purchased increased 11.2% period over period.
Net interest income at our Factoring segment increased period over period. Overall average net funds employed (“NFE”) increased 34.2% during the six months ended June 30, 2026 compared to the same period in 2025. The increase in average NFE was the result of increased invoice purchase volume and increased average invoice sizes. See further discussion under the Recent Developments: Transportation Update section. We maintained high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was at 96% at June 30, 2025 and 97% at June 30, 2026. Net interest income at our Factoring segment was also impacted by an increase in its intersegment interest allocation charge period over period driven by higher average Factoring balances and partially offset by lower intercompany rates consistent with lower rates in the broader macro economy period over period.

Credit loss expense at our Factoring segment is made up of credit loss expense related to factored receivables and loans at our Factoring segment as well as credit loss expense related to off balance sheet commitments to lend to the extent there are any such commitments. Credit loss expense related to factored receivables and loans was $3.8 million for the six months ended June 30, 2026 compared to a benefit of $2.4 million for the six months ended June 30, 2025. The increase in credit loss expense at our Factoring segment was driven by increased net charge-offs period over period as the period from the prior year reflects the $3.8 million recovery resulting from the USPS settlement. The increase was also driven by changes in volume and mix of the portfolio period over period and increased required specific reserves at our Factoring segment period over period. These increases were partially offset by a small decrease driven by changes in rate period over period at our Factoring segment.
There was no credit loss expense for off balance sheet credit exposures for the six months ended June 30, 2025 and June 30, 2026 as there were no commitments to lend during either period.
The increase in noninterest income at our Factoring segment was driven by an increase in fee income period over period. There were no other significant variances in noninterest income at our Factoring segment.
Noninterest expense at our Factoring segment increased period over period the details of which are illustrated in the table above. For the six months ended June 30, 2025, professional fees, a component of noninterest expense, at our Factoring segment reflect a $6.5 million recovery of previously expensed legal fees associated with the USPS Settlement. Other noninterest expense at our Factoring segment for the six months ended June 30, 2025 included $2.0 million of expense driven by settlement of litigation unrelated to the USPS Settlement.
Payments

(Dollars in thousands)	Six Months Ended June 30,
Payments	2026	2025	$ Change	% Change
Total interest income	$16,123	$11,593	$4,530	39.1%
Intersegment interest allocations	4,668	5,814	(1,146)	(19.7)%
Total interest expense	—	—	—	—%
Net interest income	20,791	17,407	3,384	19.4%
Credit loss expense (benefit)	352	210	142	67.6%
Net interest income after credit loss expense	20,439	17,197	3,242	18.9%
Noninterest income	20,056	14,255	5,801	40.7%
Noninterest expense:
Salaries and employee benefits	18,545	18,324	221	1.2%
Depreciation	332	452	(120)	(26.5)%
Other occupancy, furniture and equipment	304	331	(27)	(8.2)%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	534	446	88	19.7%
Amortization of intangible assets	1,629	2,969	(1,340)	(45.1)%
Advertising and promotion	529	1,050	(521)	(49.6)%
Communications and technology	5,942	4,924	1,018	20.7%
Software amortization	3,753	2,609	1,144	43.8%
Travel and entertainment	512	833	(321)	(38.5)%
Other	2,399	2,019	380	18.8%
Total noninterest expense	34,479	33,957	522	1.5%
Net intersegment noninterest income (expense)	(1,302)	(1,140)	(162)	(14.2)%
Net income (loss) before income tax expense	$4,714	$(3,645)	$8,359	229.3%

	Six Months Ended
	2026	2025
Supply chain financing factored receivables	$287,454,000	$152,054,000
QuickPay factored receivables	99,933,000	74,493,000
Factored receivable period end balance	$387,387,000	$226,547,000

Supply chain finance interest income	$9,868,000	$6,107,000
QuickPay interest income	6,255,000	5,486,000
Intersegment interest income	4,668,000	5,814,000
Total interest income	20,791,000	17,407,000
Broker fee income	17,356,000	11,621,000
Factor fee income	1,426,000	2,226,000
Other noninterest income	1,274,000	408,000
Intersegment noninterest income	553,000	753,000
Total noninterest income	20,609,000	15,008,000
Total revenue	$41,400,000	$32,415,000

Credit loss expense (benefit)	352,000	210,000
Noninterest expense	34,479,000	33,957,000
Intersegment noninterest expense	1,855,000	1,893,000
Total expense	36,686,000	36,060,000

Operating income (loss)	$4,714,000	$(3,645,000)
Depreciation expense	332,000	452,000
Software amortization expense	3,753,000	2,609,000
Intangible amortization expense	1,629,000	2,969,000
Earnings (losses) before interest, taxes, depreciation, and amortization	$10,428,000	$2,385,000

EBITDA margin(1)	25.2%	7.4%

Number of invoices processed	17,306,771	15,682,609
Amount of payments processed	$24,506,277,000	$18,859,031,000
Network invoice volume	2,089,125	1,724,134
Network payment volume	$4,218,424,000	$2,747,126,000

LoadPay
Revenue	$1,089,000	$116,000
Pre-tax operating income (loss)	$(4,111,000)	$(2,804,000)
Depreciation expense	44,000	19,000
Software amortization expense	790,000	391,000
Earnings (losses) before interest, taxes, depreciation, and amortization(1)	$(3,277,000)	$(2,394,000)

Payments revenue excluding LoadPay	$40,311,000	$32,299,000
Payments EBITDA excluding LoadPay(2)	$13,705,000	$4,779,000
Payments EBITDA Margin excluding LoadPay(2)	34.0%	14.8%
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

Our Payments segment's operating income was $4.7 million for the six months ended June 30, 2026 compared to an operating loss of $3.6 million for the six months ended June 30, 2025, an increase of $8.4 million, or 229.3%.
The number of invoices processed by our Payments segment increased 10.4% from 15,682,609 for the six months ended June 30, 2025 to 17,306,771 for the six months ended June 30, 2026, and the amount of payments processed increased 29.9% from $18.859 billion for the six months ended June 30, 2025 to $24.506 billion for the six months ended June 30, 2026.
We began processing network transactions during the first quarter of 2022. When a fully integrated payments customer payor receives an invoice from a fully integrated payments customer payee, we call that a “network transaction.” All network transactions are included in our payment processing volume above. These transactions are facilitated through payments platform APIs with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. During the six months ended June 30, 2026, we processed 2,089,125 network invoices representing a network payment volume of $4.218 billion. During the six months ended June 30, 2025, we processed 1,724,134 network invoices representing a network payment volume of $2.747 billion.
Net interest income increased due to an increased average balance of interest earning assets at our Payments segment. The increase was partially offset by decreased average rates at our Payments segment and decreased intersegment interest allocations.
Noninterest income increased due to a $5.7 million increase in fee income earned from our payment processing and audit business during the six months ended June 30, 2026 compared to the same period a year ago. There were no other significant changes in the components of noninterest income at our Payments segment period over period.
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

Intelligence

(Dollars in thousands)	Six Months Ended June 30,
Intelligence	2026	2025	$ Change	% Change
Total interest income	$—	$—	$—	—%
Intersegment interest allocations	—	—	—	—
Total interest expense	—	—	—	—%
Net interest income (expense)	—	—	—	—%
Credit loss expense (benefit)	—	—	—	—%
Net interest income (expense) after credit loss expense	—	—	—	—%
Noninterest income	4,786	2,119	2,667	125.9%
Noninterest expense:
Salaries and employee benefits	6,666	4,718	1,948	41.3%
Depreciation	34	14	20	142.9%
Other occupancy, furniture and equipment	40	21	19	90.5%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	241	3,946	(3,705)	(93.9)%
Amortization of intangible assets	2,566	1,062	1,504	141.6%
Advertising and promotion	118	52	66	126.9%
Communications and technology	717	505	212	42.0%
Software amortization	135	2	133	6,650.0%
Travel and entertainment	261	248	13	5.2%
Other	340	150	190	126.7%
Total noninterest expense	11,118	10,718	400	3.7%
Net income (loss) before income tax expense	$(6,332)	$(8,599)	$2,267	26.4%

(Dollars in thousands)	Six Months Ended
Intelligence	June 30, 2026
Revenue	$4,786
Cost of revenue	698
Gross profit	4,088
Selling, general and administrative costs	10,420
Pre-tax operating income (loss)	(6,332)

Gross Margin(1)	85%
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
Our Intelligence segment's operating loss for the six months ended June 30, 2026 was $6.3 million compared to an operating loss of $8.6 million for the six months ended June 30, 2025. Noninterest income at our Intelligence segment increased period over period, primarily due to a full period of intelligence fee income for the six months ended June 30, 2026. As previously disclosed, the data intelligence line of business did not have meaningful operations prior to the acquisition of Greenscreens in May 2025.
Noninterest expense at our Intelligence segment increased period over period the details of which are illustrated in the table above. A majority of the professional fees recognized at our Intelligence segment during the six months ended June 30, 2025 relate to our acquisition of Greenscreens.

Corporate and Other

(Dollars in thousands)	Six Months Ended June 30,			% Change
Corporate and Other	2026	2025	$ Change
Total interest income	$67	$163	$(96)	(58.9%)
Intersegment interest allocations	—	—	—	—
Total interest expense	3,244	3,372	(128)	(3.8%)
Net interest income (expense)	(3,177)	(3,209)	32	1.0%
Credit loss expense (benefit)	372	48	324	675.0%
Net interest income (expense) after credit loss expense	(3,549)	(3,257)	(292)	(9.0%)
Noninterest income	956	1,678	(722)	(43.0%)
Noninterest expense:
Salaries and employee benefits	39,093	36,574	2,519	6.9%
Depreciation	1,602	3,176	(1,574)	(49.6%)
Other occupancy, furniture and equipment	1,772	3,287	(1,515)	(46.1%)
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	3,684	3,906	(222)	(5.7%)
Amortization of intangible assets	21	613	(592)	(96.6%)
Advertising and promotion	655	655	—	—%
Communications and technology	5,129	4,146	983	23.7%
Software amortization	702	471	231	49.0%
Travel and entertainment	1,130	1,058	72	6.8%
Other	2,173	4,923	(2,750)	(55.9%)
Total noninterest expense	55,961	58,809	(2,848)	(4.8%)
Net income (loss) before income tax expense	$(58,554)	$(60,388)	$1,834	3.0%
Corporate and other is not a reportable segment, but rather includes certain revenue and expense from the Company's holding company as well as activities not allocated to specific business segments. Corporate and other reported an operating loss of $58.6 million for the six months ended June 30, 2026 compared to an operating loss of $60.4 million for the six months ended June 30, 2025.
The decreased operating loss was driven by decreased noninterest expense, the details of which are illustrated in the table above. Other noninterest expense for the six months ended June 30, 2025 included $2.4 million of lease termination payments related to the building that had been purchased for the purpose of constructing a future headquarters for Triumph.
Noninterest income for Corporate and other for the six months ended June 30, 2026 includes a $1.8 million payment tied to a change in control provision on the sale of an unrelated third-party business. This gain was partially offset by a $1.0 million loss on a terminated prepaid maintenance agreement during the current period. Noninterest income for the six months ended June 30, 2025 included $1.1 million of rental income related to the building that had been purchased for the purpose of constructing a future headquarters for Triumph that did not repeat in the current period.
Financial Condition
Assets
Total assets were $7.404 billion at June 30, 2026, compared to $6.381 billion at December 31, 2025, an increase of $1,023.1 million, the components of which are discussed below.
Loan Portfolio
Loans held for investment were $5.477 billion at June 30, 2026, compared with $4.991 billion at December 31, 2025.

The following table shows our total loan portfolio by portfolio segments:

	June 30, 2026		December 31, 2025		$ Change	% Change
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$667,520	12%	$730,435	15%	$(62,915)	(8.6%)
Construction, land development, land	192,091	4%	224,214	4%	(32,123)	(14.3%)
1-4 family residential	205,540	4%	193,508	4%	12,032	6.2%
Farmland	42,909	1%	43,433	1%	(524)	(1.2%)
Commercial	1,160,128	21%	1,163,664	24%	(3,536)	(0.3%)
Factored receivables	2,135,878	39%	1,462,900	29%	672,978	46.0%
Consumer	16,715	—%	16,819	—%	(104)	(0.6%)
Mortgage warehouse	1,056,310	19%	1,156,334	23%	(100,024)	(8.7%)
Total Loans	$5,477,091	100%	$4,991,307	100%	$485,784	9.7%
Commercial Real Estate Loans. Our commercial real estate loans decreased $62.9 million, or 8.6%, due to paydowns that outpaced new origination activity. A significant portion of our loan portfolio at June 30, 2026 consisted of commercial real estate loans secured by properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower's ongoing business operations or on income generated from the properties. The table below sets forth the Company's commercial real estate loan portfolio, by portfolio industry sector and collateral location as of June 30, 2026.

(Dollars in thousands)	Illinois	New York	Texas	Colorado	New Jersey	Iowa	Other	Total
Non-owner occupied
Office	$669	$35,868	$46,170	$385	$82,307	$153	$4,593	$170,145
Multifamily	10,693	—	5,946	7,381	—	147	105,075	129,242
Retail	3,002	27,436	—	6,644	—	2,146	20,329	59,557
Industrial	6,403	33,593	1,747	876	—	844	6,084	49,547
Hospitality	884	—	—	1,422	—	—	32,079	34,385
Other	8,862	2,547	3,424	5,510	—	1,492	19,946	41,781
	30,513	99,444	57,287	22,218	82,307	4,782	188,106	484,657
Owner occupied
Industrial	17,387	—	2,331	5,778	—	18,621	15,600	59,717
Hospitality	2,871	—	—	2,461	—	—	—	5,332
Restaurant	16,194	—	—	2,785	—	1,339	1,537	21,855
Retail	1,581	—	—	8,039	—	46	498	10,164
Office	4,598	106	—	5,981	—	548	341	11,574
Other	3,943	—	—	13,232	—	34,803	22,243	74,221
	46,574	106	2,331	38,276	—	55,357	40,219	182,863
Total commercial real estate	$77,087	$99,550	$59,618	$60,494	$82,307	$60,139	$228,325	$667,520
Construction and Development Loans. Our construction and development loans decreased $32.1 million, or 14.3%, due to paydowns and conversions to term loans that outpaced origination and draw activity.
Residential Real Estate Loans. Our one-to-four family residential loans increased $12.0 million, or 6.2%, due to modest origination activity that outpaced paydowns.
Farmland Loans. Our farmland loans decreased $0.5 million, or 1.2%, due to paydowns that outpaced modest origination activity.
Commercial Loans. Our commercial loans held for investment decreased $3.5 million, or 0.3%, due to decreased asset based lending. During the fourth quarter of 2025, we made the decision to cease new originations in our asset-based loan portfolio and to begin winding down its operations during 2026. This decrease was partially offset by increases in equipment lending, other commercial lending, and agriculture lending. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, increased $10.3 million, or 3.3%.

The following table shows our commercial loans:

(Dollars in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change
Commercial
Equipment	$621,884	$587,926	$33,958	5.8%
Asset-based lending	123,053	180,012	(56,959)	(31.6%)
Liquid credit	37,091	36,482	609	1.7%
Agriculture	51,130	42,588	8,542	20.1%
Other commercial lending	326,970	316,656	10,314	3.3%
Total commercial loans	$1,160,128	$1,163,664	$(3,536)	(0.3%)
Factored Receivables. Our factored receivables increased $673.0 million, or 46.0%. See discussion of our Factoring segment in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.
Consumer Loans. Our consumer loans decreased $0.1 million, or 0.6%, due to paydowns that outpaced origination activity during the period.
Mortgage Warehouse. Our mortgage warehouse facilities decreased $100.0 million, or 8.7%, due to seasonal changes in utilization. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $1.110 billion for the six months ended June 30, 2026 compared to $1.068 billion for the six months ended June 30, 2025.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	June 30, 2026
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years	Total
Commercial real estate	$347,617	$269,942	$49,929	$32	$667,520
Construction, land development, land	55,981	127,324	1,482	7,304	192,091
1-4 family residential	10,487	15,259	5,441	174,353	205,540
Farmland	4,087	27,504	10,580	738	42,909
Commercial	406,514	710,150	43,464	—	1,160,128
Factored receivables	2,135,878	—	—	—	2,135,878
Consumer	10,890	5,419	399	7	16,715
Mortgage warehouse	1,056,310	—	—	—	1,056,310
	$4,027,764	$1,155,598	$111,295	$182,434	$5,477,091

Sensitivity of loans to changes in interest rates:		After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years
Predetermined (fixed) interest rates
Commercial real estate		$211,507	$1,570	$—
Construction, land development, land		59,312	344	—
1-4 family residential		11,855	1,695	90,207
Farmland		23,114	286	—
Commercial		636,331	18,683	—
Factored receivables		—	—	—
Consumer		5,419	399	7
Mortgage warehouse		—	—	—
		$947,538	$22,977	$90,214
Floating interest rates
Commercial real estate		$58,435	$48,359	$32
Construction, land development, land		68,012	1,138	7,304
1-4 family residential		3,404	3,746	84,146
Farmland		4,390	10,294	738
Commercial		73,819	24,781	—
Factored receivables		—	—	—
Consumer		—	—	—
Mortgage warehouse		—	—	—
		$208,060	$88,318	$92,220

Total		$1,155,598	$111,295	$182,434
As of June 30, 2026, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (20%), Illinois (12%), Colorado (10%), and Iowa (4%) make up 46% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2025, the states of Texas (20%), Illinois (10%), Colorado (10%), and Iowa (4%) made up 44% of the Company’s gross loans, excluding factored receivables.

Further, a majority (97%) of our factored receivables, representing approximately 38% of our total loan portfolio as of June 30, 2026, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2025, 97% of our factored receivables, representing approximately 29% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.
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

(Dollars in thousands)	June 30, 2026	December 31, 2025
Nonperforming loans:
Commercial real estate	$42,518	$8,502
Construction, land development, land	—	—
1-4 family residential	2,276	1,790
Farmland	417	458
Commercial	44,774	45,446
Factored receivables	515	1,347
Consumer	12	12
Mortgage warehouse	—	—
Total nonperforming loans held for investment	90,512	57,555
Held to maturity securities	3,082	1,913
Other real estate owned, net	—	10,185
Other repossessed assets	1,716	220
Total nonperforming assets	$95,310	$69,873

Nonperforming assets to total assets	1.29%	1.10%
Nonperforming loans to total loans held for investment	1.65%	1.15%
Total past due loans to total loans held for investment	2.19%	2.72%

Nonperforming loans increased $33.0 million, or 57.3%, due to the additions of a $37.6 million commercial real estate loan secured by an office building, $7.3 million of equipment finance relationships, and a $2.4 million commercial real estate loan secured by a commercial property to nonaccrual. These increases were partially offset by a $3.2 million partial pay-down/partial charge-off on a nonperforming equipment finance relationship, a $1.7 million pay-off on a commercial real estate loan, a $3.9 million partial pay-down/partial charge-off of a nonperforming commercial real estate loan, and a $0.8 million reduction in nonperforming factored receivables.
OREO decreased $10.2 million due to the sale of a large property during the six months ended June 30, 2026.
As a result of the activity previously described and changes in our period end total loans held for investment, the ratio of nonperforming loans to total loans held for investment increased to 1.65% at June 30, 2026 from 1.15% at December 31, 2025.
Our ratio of nonperforming assets to total assets increased to 1.29% at June 30, 2026 from 1.10% at December 31, 2025. This is due to the aforementioned loan activity and an increase in other repossessed assets as well as changes in our period end total assets.
Past due loans to total loans held for investment decreased to 2.19% at June 30, 2026 from 2.72% at December 31, 2025, reflecting decreases in past due loans across several loan segments.
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
The following table sets forth the ACL by category of loan:

	June 30, 2026			December 31, 2025
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate	$4,244	12%	0.64%	$4,713	15%	0.65%
Construction, land development, land	2,919	4%	1.52%	2,970	4%	1.32%
1-4 family residential	2,086	4%	1.01%	1,927	4%	1.00%
Farmland	301	1%	0.70%	298	1%	0.69%
Commercial	11,450	21%	0.99%	14,947	24%	1.28%
Factored receivables	12,308	39%	0.58%	10,069	29%	0.69%
Consumer	413	—%	2.47%	429	—%	2.55%
Mortgage warehouse	1,062	19%	0.10%	1,158	23%	0.10%
Total Loans	$34,783	100%	0.64%	$36,511	100%	0.73%
The ACL decreased $1.7 million, or 4.7%. This decrease reflects net charge-offs of $3.6 million and credit loss expense of $1.9 million.
A driver of the change in ACL is change in the loss drivers that the Company forecasted to calculate expected losses at June 30, 2026 as compared to December 31, 2025. Such change had a positive impact on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period and resulted in decrease of $3.6 million of ACL period over period. The positive impact on the Company's loss drivers was caused by improved forecasted conditions in our equipment finance loan segment (included in Commercial loans in the table above).

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
For all DCF models at June 30, 2026, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At June 30, 2026 as compared to December 31, 2025, the Company forecasted minimal change in national unemployment and one-year percentage change in national gross domestic product as well as modest improvement in one-year percentage change in national retail sales and one-year percentage change in national home price index. At June 30, 2026 for national unemployment, the Company projected a percentage in the first quarter that would be slightly higher than the current unemployment rate followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected an increases in the first two projected quarters followed by a decline to negative levels over the last two projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected an increase in the first projected quarter followed by a drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected very low growth for the first two projected quarters with low levels of contraction for the final two projected quarters. At June 30, 2026, the Company used its historical prepayment speeds with minimal adjustment.
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
The following tables show our credit ratios and an analysis of our credit loss expense:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Allowance for credit losses on loans	$34,783	$36,511
Total loans held for investment	$5,477,091	$4,991,307
Allowance to total loans held for investment	0.64%	0.73%

Nonaccrual loans	$89,997	$56,208
Total loans held for investment	$5,477,091	$4,991,307
Nonaccrual loans to total loans held for investment	1.64%	1.13%

Allowance for credit losses on loans	$34,783	$36,511
Nonaccrual loans	$89,997	$56,208
Allowance for credit losses to nonaccrual loans	38.65%	64.96%

	Three Months Ended June 30,
	2026			2025
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$620	$683,045	0.09%	$(59)	$769,624	(0.01)%
Construction, land development, land	(1)	206,574	—%	249	217,235	0.11%
1-4 family residential	48	191,727	0.03%	44	163,894	0.03%
Farmland	—	43,436	—%	—	44,767	—%
Commercial	622	1,114,975	0.06%	10,851	1,101,336	0.99%
Factored receivables	391	1,903,547	0.02%	(3,340)	1,340,895	(0.25)%
Consumer	58	17,075	0.34%	57	12,800	0.45%
Mortgage warehouse	—	1,109,544	—%	—	1,068,476	—%
Total Loans	$1,738	$5,269,923	0.03%	$7,802	$4,719,027	0.17%
Quarter to date net loans charged off decreased $6.1 million. There were no individually significant charge-offs during the three months ended June 30, 2026. Net charge-offs during the three months ended June 30, 2025 reflect the $10.8 million charge off on the acquired PCD loan that had no impact on earnings. Such charge-offs also reflect the $3.8 million recovery resulting from the USPS settlement.

	Six Months Ended June 30,
	2026			2025
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$620	$704,628	0.09%	$54	$768,822	0.01%
Construction, land development, land	(1)	210,807	—%	249	213,347	0.12%
1-4 family residential	46	191,195	0.02%	43	160,080	0.03%
Farmland	—	42,965	—%	—	48,839	—%
Commercial	872	1,113,613	0.08%	15,148	1,104,141	1.37%
Factored receivables	1,887	1,715,807	0.11%	(2,082)	1,286,489	(0.16)%
Consumer	171	16,882	1.01%	189	10,453	1.81%
Mortgage warehouse	—	1,098,636	—%	—	1,002,867	—%
Total Loans	$3,595	$5,094,533	0.07%	$13,601	$4,595,038	0.30%
Year to date net loans charged off decreased $10.0 million. There were no individually significant charge-offs during the three months ended June 30, 2026. Net charge-offs during the six months ended June 30, 2025 reflect the $10.8 million charge off on the acquired PCD loan that had no impact on earnings. Such charge-offs also reflect the $3.8 million recovery resulting from the USPS settlement and a $3.7 million partial charge-off of a liquid credit relationship.
Securities
As of June 30, 2026 and December 31, 2025, we held equity securities with readily determinable fair values of $4.5 million and $4.6 million, respectively. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value reflected in earnings.

As of June 30, 2026, we held debt securities classified as available for sale with a fair value of $268.1 million, a decrease of $96.2 million from $364.3 million at December 31, 2025. The following table illustrates the changes in our available for sale debt securities:

	Available For Sale Debt Securities:
(Dollars in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change
Mortgage-backed securities, residential	$80,408	$88,500	$(8,092)	(9.1)%
Asset-backed securities	743	811	(68)	(8.4)%
State and municipal	2,588	2,589	(1)	—%
CLO Securities	183,183	271,074	(87,891)	(32.4)%
Corporate bonds	260	263	(3)	(1.1)%
SBA pooled securities	936	1,040	(104)	(10.0)%
	$268,118	$364,277	$(96,159)	(26.4)%
Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of June 30, 2026, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at June 30, 2026. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.
As of June 30, 2026, we held investments classified as held to maturity with an amortized cost, net of ACL, of $1.0 million, a decrease of $0.6 million from $1.6 million at December 31, 2025. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at June 30, 2026.
The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of June 30, 2026
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities	$24	2.28%	$584	2.36%	$503	4.78%	$83,172	4.59%	$84,283	4.58%
Asset-backed securities	—	—%	—	—%	750	3.80%	—	—%	750	3.80%
State and municipal	—	—%	2,132	2.88%	504	2.66%	—	—%	2,636	2.84%
CLO securities	—	—%	—	—%	29,686	5.49%	153,002	5.17%	182,688	5.22%
Corporate bonds	—	—%	—	—%	264	5.14%	—	—%	264	5.14%
SBA pooled securities	—	—%	—	—%	701	2.61%	275	6.00%	976	3.56%
Total available for sale securities	$24	2.28%	$2,716	2.77%	$32,408	5.33%	$236,449	4.96%	$271,597	4.99%

Held to maturity securities:	$—	—%	$3,082	4.13%	$—	—%	$—	—%	$3,082	4.13%
Liabilities
Total liabilities were $6.440 billion as of June 30, 2026, compared to $5.439 billion at December 31, 2025, an increase of $1.002 billion, the components of which are discussed below.

Deposits
The following table summarizes our deposits:

(Dollars in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change
Noninterest bearing demand	$3,780,765	$1,901,638	$1,879,127	98.8%
Interest bearing demand	661,332	845,060	(183,728)	(21.7%)
Individual retirement accounts	35,170	37,634	(2,464)	(6.5%)
Money market	719,455	608,036	111,419	18.3%
Savings	552,238	522,189	30,049	5.8%
Certificates of deposit	212,943	224,644	(11,701)	(5.2%)
Brokered time deposits	213,315	695,093	(481,778)	(69.3%)
Other brokered deposits	42,171	115,922	(73,751)	(63.6%)
Total Deposits	$6,217,389	$4,950,216	$1,267,173	25.6%
Our total deposits increased $1.267 billion, or 25.6%, primarily due to an increase in noninterest bearing demand deposits, money market deposits, and savings deposits. Our mortgage warehouse business is more than self-funded due to the servicing deposits of its customers. The balances of such noninterest bearing deposits were $2.273 billion and $668.3 million at June 30, 2026 and December 31, 2025, respectively. The Company experienced decreases in many other material deposit categories. Other brokered deposits are non-maturity deposits obtained from wholesale sources. As of June 30, 2026, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 93% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 7% of total deposits. At June 30, 2026 and December 31, 2025, our estimated uninsured deposits were $1.643 billion and $1.466 billion, respectively.
At June 30, 2026 we held $61.1 million of time deposits that meet or exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. The following table provides information on the maturity distribution of time deposits exceeding the FDIC insurance limit as of June 30, 2026:

(Dollars in thousands)	Over $250,000
Maturity
3 months or less	$25,100
Over 3 through 6 months	21,409
Over 6 through 12 months	9,120
Over 12 months	3,014
$58,643

The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025

(Dollars in thousands)	Average Balance	Weighted Avg Rates	% of Total	Average Balance	Weighted Avg Rates	% of Total
Interest bearing demand	$678,219	7.80%	11%	$722,653	0.51%	15%
Individual retirement accounts	35,623	1.27%	1%	41,694	1.26%	1%
Money market	662,643	2.56%	11%	586,420	2.69%	12%
Savings	550,784	1.18%	9%	519,067	1.05%	10%
Certificates of deposit	218,365	2.45%	4%	225,333	2.71%	5%
Brokered time deposits	306,476	3.95%	5%	614,168	4.32%	12%
Other brokered deposits	56,864	3.70%	1%	93,315	4.45%	2%
Total interest bearing deposits	2,508,974	3.84%	42%	2,802,650	2.22%	57%
Noninterest bearing demand	3,583,133	—	58%	2,166,628	—	43%
Total deposits	$6,092,107	1.58%	100%	$4,969,278	1.25%	100%

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(Dollars in thousands)	Average Balance	Weighted Avg Yields	% of Total	Average Balance	Weighted Avg Yields	% of Total
Interest bearing demand	$680,332	4.13%	12%	$727,873	0.49%	15%
Individual retirement accounts	36,104	1.23%	1%	42,399	1.26%	1%
Money market	635,679	2.54%	11%	598,763	2.63%	12%
Savings	543,088	1.17%	10%	518,879	1.06%	11%
Certificates of deposit	221,400	2.51%	4%	228,480	2.68%	5%
Brokered time deposits	433,679	3.96%	8%	591,808	4.44%	12%
Other brokered deposits	81,080	3.69%	1%	56,810	4.46%	1%
Total interest bearing deposits	2,631,362	2.92%	47%	2,765,012	2.18%	57%
Noninterest bearing demand	3,073,892	—	53%	2,086,412	—	43%
Total deposits	$5,705,254	1.35%	100%	$4,851,424	1.24%	100%
The Company's deposit base is made up of a high number of customers with accounts spread across 62 locations in six states. Our deposit base is diverse in terms of both geography and industry, comprised largely of retail as well small-to-medium sized business customers. The majority of our deposits are FDIC insured.
Other Borrowings
FHLB Advances
The following provides a summary of our FHLB advances as of and for the six months ended June 30, 2026 and the year ended December 31, 2025:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Amount outstanding at end of period	$—	$280,000
Weighted average interest rate at end of period	—%	3.67%
Average amount outstanding during the period	56,105	208,014
Weighted average interest rate during the period	3.77%	4.35%
Highest month end balance during the period	205,000	355,000
Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At June 30, 2026 and December 31, 2025, we had $940.8 million and $644.7 million, respectively, in unused and available advances from the FHLB.

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
The Subordinated Notes are included on the consolidated balance sheets as liabilities at their carrying values; however, for regulatory purposes, the $70.0 million and $69.9 million carrying value of these obligations at June 30, 2026 and December 31, 2025, respectively, were eligible for inclusion in Tier 2 regulatory capital. At the beginning of each of the last five years of the life of the Subordinated Notes, the amount eligible to be included in Tier 2 regulatory capital will be reduced by 20%.
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
Junior Subordinated Debentures
The following provides a summary of our junior subordinated debentures as of June 30, 2026:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$14,026	September 2033	Three Month SOFR + 3.26%
National Bancshares Capital Trust III	17,526	14,260	July 2036	Three Month SOFR + 1.64%
ColoEast Capital Trust I	5,155	4,055	September 2035	Three Month SOFR + 1.86%
ColoEast Capital Trust II	6,700	5,203	March 2037	Three Month SOFR + 2.05%
Valley Bancorp Statutory Trust I	3,093	2,962	September 2032	Three Month SOFR + 3.66%
Valley Bancorp Statutory Trust II	3,093	2,815	July 2034	Three Month SOFR + 3.01%
	$51,031	$43,321
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
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $43.3 million was allowed in the calculation of Tier I capital as of June 30, 2026.
Capital Resources and Liquidity Management
Capital Resources
Our stockholders’ equity totaled $963.3 million as of June 30, 2026, compared to $941.8 million as of December 31, 2025, an increase of $21.5 million. Stockholders’ equity increased during this period primarily due to our net income, stock based compensation expense, and the issuance of common stock pursuant to our employee stock purchase plan.

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
In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of June 30, 2026, TBK Bank had $727.8 million of unused borrowing capacity from the Federal Reserve Bank discount window and unsecured federal funds lines of credit with seven unaffiliated banks totaling $227.5 million, with no amounts advanced against those lines. Additionally, as of June 30, 2026, we had $940.8 million in unused and available advances from the FHLB. We have historically utilized FHLB advances to support the fluctuating and sometimes unpredictable balances in our mortgage warehouse lending portfolio, and we continue to have the ability to do so.
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of June 30, 2026. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - June 30, 2026
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Subordinated notes	$70,000	$—	$—	$—	$70,000
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	43,587	6,098	10,995	9,505	16,989
Time deposits with stated maturity dates	461,428	441,972	15,912	3,544	—
Total contractual obligations	$626,046	$448,070	$26,907	$13,049	$138,020
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
•risks related to the integration of acquired businesses, including our acquisition of Greenscreens, and any future acquisitions;
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
The following table summarizes simulated change in net interest income versus unchanged rates as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	4.5%	7.0%	9.3%	11.1%
+300 basis points	3.3%	5.1%	7.1%	8.4%
+200 basis points	2.0%	3.3%	4.8%	5.7%
+100 basis points	0.8%	1.5%	2.4%	2.9%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(1.7%)	(2.5%)	(2.3%)	(3.0%)
-200 basis points	(2.9%)	(4.7%)	(4.9%)	(6.7%)
-300 basis points	(4.1%)	(6.8%)	(7.4%)	(10.2%)
The following table presents the change in our economic value of equity as of June 30, 2026 and December 31, 2025, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	June 30, 2026	December 31, 2025
+400 basis points	10.0%	8.4%
+300 basis points	7.9%	6.6%
+200 basis points	5.5%	4.6%
+100 basis points	2.7%	2.1%
Flat rates	0.0%	0.0%
-100 basis points	(3.0%)	(2.5%)
-200 basis points	(6.5%)	(5.3%)
-300 basis points	(10.3%)	(8.5%)
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
TBK Bank, SSB (the “Bank”), the wholly-owned bank subsidiary of the Company, is the agent bank for a $60.5 million floorplan loan facility, of which the Bank holds approximately $22.5 million, for which Tricolor Holdings, LLC (“Tricolor”) is the lead borrower. On September 10, 2025, Tricolor and its affiliates filed for Chapter 7 bankruptcy in the United States District Court for the Northern District of Texas. The floorplan loan facility is secured by a first-priority security interest in the vehicle inventory and certain other assets of Tricolor. As of June 30, 2026, the Bank believes its collateral position adequately secures the outstanding balance of the loan facility. As the bankruptcy proceedings progress, however, the Bank may discover additional information regarding the status of specific collateral securing the loan. Other creditors have asserted that they have interests in some of the collateral in which the Bank asserts a first-priority security interest. To the extent necessary, the bankruptcy court may ultimately have to determine the Bank’s and other creditors’ interest in such collateral. The Company may also be subject to additional claims asserted by creditors or the trustee in the bankruptcy proceedings. Should any of such factual determinations or developments in the bankruptcy proceedings negatively impact the Bank’s assessment of its collateral position or otherwise have a negative impact on the Company, the Company might incur losses which could be material to our business, financial condition and results of operations.
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
As of the end of the second quarter of 2026, none of our other directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits
Exhibits (Exhibits marked with a “†” denote management contracts or compensatory plans or arrangements)

3.1	Second Amended and Restated Certificate of Formation of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on November 13, 2014.

3.2	Certificate of Amendment to Second Amended and Restated Certificate of Formation of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on May 10, 2018.

3.3	Certificate of Amendment to Second Amended and Restated Certificate of Formation of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on December 1, 2022.

3.4	Second Amended and Restated Bylaws of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on November 13, 2014.

3.5	Amendment No. 1 to Second Amended and Restated Bylaws of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on May 10, 2018.

3.6	Amendment No. 2 to Second Amended and Restated Bylaws of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on December 1, 2022.

10.1†	Form of Restricted Stock Unit Award Agreement under Triumph Financial, Inc. 2014 Omnibus Incentive Plan.

10.2†	Form of Director Restricted Stock Unit Award Agreement under Triumph Financial, Inc. 2014 Omnibus Incentive Plan.

10.3†	Form of Performance Restricted Stock Unit Award Agreement under Triumph Financial, Inc. 2014 Omnibus Incentive Plan.

10.4†	Form of Nonqualified Option Agreement under Triumph Financial, Inc. 2014 Omnibus Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

TRIUMPH FINANCIAL INC.
(Registrant)

Date:	July 21, 2026	/s/ Aaron P. Graft
Aaron P. Graft President and Chief Executive Officer

Date:	July 21, 2026	/s/ W. Bradley Voss
W. Bradley Voss Chief Financial Officer