Form 10-Q
period 2026-09-30
Triumph Financial, Inc.
filed 2026-10-21
CIK 1539638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Common Stock — $0.01 par value, 23,921,510 shares, as of October 19, 2026.
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

TRIUMPH FINANCIAL, INC.
FORM 10-Q
September 30, 2026
i

PART I – FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

TRIUMPH FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2026 and December 31, 2025
(Dollar amounts in thousands)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and due from banks	$64,640	$67,535
Interest bearing deposits with other banks	967,884	180,936
Total cash and cash equivalents	1,032,524	248,471
Securities - equity investments with readily determinable fair values	4,369	4,588
Securities - available for sale	201,676	364,277
Securities - held to maturity, net of allowance for credit losses of $2,488 and $1,628, respectively, fair value of $390 and $1,878, respectively	554	1,550
Loans held for sale	2,396	459
Loans held for investment	5,684,505	4,991,307
Allowance for credit losses	(38,595)	(36,511)
Loans, net of allowance for credit losses	5,645,910	4,954,796
Federal Home Loan Bank and other restricted stock	3,171	14,253
Premises and equipment, net	86,628	91,071
Capitalized software, net	50,803	46,370
Goodwill	355,296	355,296
Intangible assets, net	40,765	47,888
Bank-owned life insurance	65,811	64,887
Deferred tax assets, net	—	181
Other assets	190,379	186,501
Total assets	$7,680,282	$6,380,588
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$4,268,448	$1,901,638
Interest bearing	2,199,525	3,048,578
Total deposits	6,467,973	4,950,216
Federal Home Loan Bank advances	—	280,000
Subordinated notes	70,000	69,879
Junior subordinated debentures	43,491	42,991
Deferred tax liabilities, net	7,381	—
Other liabilities	112,877	95,731
Total liabilities	6,701,722	5,438,817
Commitments and contingencies - See Note 8 and Note 9
Stockholders' equity - See Note 12
Preferred stock	45,000	45,000
Common stock, 23,921,510 and 23,765,385 shares outstanding, respectively	297	295
Additional paid-in-capital	610,979	597,466
Treasury stock, at cost	(272,840)	(270,619)
Retained earnings	600,118	571,368
Accumulated other comprehensive income (loss)	(4,994)	(1,739)
Total stockholders’ equity	978,560	941,771
Total liabilities and stockholders' equity	$7,680,282	$6,380,588
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2026 and 2025
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and dividend income:
Loans, including fees	$52,626	$56,400	$153,874	$164,812
Factored receivables, including fees	63,549	43,841	168,528	126,752
Securities	3,027	5,489	11,471	16,518
FHLB and other stock	167	223	585	718
Cash deposits	11,201	2,987	23,404	11,611
Total interest income	130,570	108,940	357,862	320,411
Interest expense:
Deposits	25,827	17,532	63,906	47,434
Subordinated notes	634	661	1,959	2,004
Junior subordinated debentures	983	1,049	2,902	3,078
Other borrowings	—	1,865	1,049	7,001
Total interest expense	27,444	21,107	69,816	59,517
Net interest income	103,126	87,833	288,046	260,894
Credit loss expense (benefit)	5,220	4,284	7,349	4,912
Net interest income after credit loss expense (benefit)	97,906	83,549	280,697	255,982
Noninterest income:
Service charges on deposits	1,870	1,847	4,880	5,185
Card income	2,142	1,968	6,231	5,687
Net gains (losses) on sale of loans	99	119	286	443
Net gains (losses) on disposal of premises and equipment	333	(3)	(840)	625
Fee income	15,701	14,305	44,963	36,174
Insurance commissions	1,201	1,481	3,318	4,013
Other	1,200	1,731	4,830	5,895
Total noninterest income	22,546	21,448	63,668	58,022
Noninterest expense:
Salaries and employee benefits	58,866	60,192	177,121	178,792
Occupancy, furniture and equipment	6,935	7,862	19,800	24,443
FDIC insurance and other regulatory assessments	1,656	1,468	3,881	3,089
Professional fees	5,516	5,228	17,368	10,972
Amortization of intangible assets	2,436	2,956	7,438	8,756
Advertising and promotion	1,681	2,209	4,298	5,511
Communications and technology	14,140	12,295	39,209	36,854
Software amortization	3,739	2,868	10,516	7,725
Travel and entertainment	1,479	1,043	4,207	4,154
Other	5,515	7,593	18,020	24,431
Total noninterest expense	101,963	103,714	301,858	304,727
Net income before income tax expense	18,489	1,283	42,507	9,277
Income tax expense	5,060	(425)	11,353	3,132
Net income	$13,429	$1,708	$31,154	$6,145
Dividends on preferred stock	(801)	(801)	(2,404)	(2,404)
Net income (loss) available to common stockholders	$12,628	$907	$28,750	$3,741
Earnings per common share
Basic	$0.53	$0.04	$1.21	$0.16
Diluted	$0.52	$0.04	$1.19	$0.16
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2026 and 2025
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$13,429	$1,708	$31,154	$6,145
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(3,139)	950	(4,311)	1,565
Tax effect	769	(228)	1,056	(373)
Unrealized holding gains (losses) arising during the period, net of taxes	(2,370)	722	(3,255)	1,192
Reclassification of amount realized through sale or call securities	—	—	—	—
Tax effect	—	—	—	—
Reclassification of amount realized through sale or call of securities, net of taxes	—	—	—	—
Change in unrealized gains (losses) on securities, net of tax	(2,370)	722	(3,255)	1,192
Total other comprehensive income (loss)	(2,370)	722	(3,255)	1,192
Comprehensive income (loss)	$11,059	$2,430	$27,899	$7,337
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2026 and 2025
(Dollar amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost		Other Comprehensive Income (Loss)
Balance, January 1, 2026	$45,000	23,765,385	$295	$597,466	5,770,441	$(270,619)	$571,368	$(1,739)	$941,771
Vesting of restricted stock units and performance stock units	—	3,750	—	—	—	—	—	—	—
Stock option exercises, net	—	13,633	—	(211)	—	—	—	—	(211)
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	24,926	1	1,159	—	—	—	—	1,160
Stock based compensation	—	—	—	3,418	—	—	—	—	3,418
Purchase of treasury stock	—	(1,441)	—	—	1,441	(92)	—	—	(92)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	6,355	—	6,355
Other comprehensive income (loss)	—	—	—	—	—	—	—	(885)	(885)
Balance, March 31, 2026	$45,000	23,806,253	$296	$601,832	5,771,882	$(270,711)	$576,922	$(2,624)	$950,715
Vesting of restricted stock units and performance stock units	—	119,807	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	4,109	—	—	—	—	4,109
Purchase of treasury stock	—	(31,523)	—	—	31,523	(2,129)	—	—	(2,129)
Dividends on preferred stock	—	—	—	—	—	—	(802)	—	(802)
Net income	—	—	—	—	—	—	11,370	—	11,370
Balance, June 30, 2026	$45,000	23,894,537	$297	$605,940	5,803,405	$(272,840)	$587,490	$(2,624)	963,263
Stock option exercises, net	—	9,217	—	512	—	—	—	—	512
Stock based compensation	—	—	—	3,561	—	—	—	—	3,561
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	17,756	—	966	—	—	—	—	966
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	13,429	—	13,429
Other comprehensive income (loss)	—	—	—	—	—	—	—	(2,370)	(2,370)
Balance, September 30, 2026	$45,000	23,921,510	$297	$610,979	5,803,405	$(272,840)	$600,118	$(4,994)	$978,560

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost
Balance, January 1, 2025	$45,000	23,391,411	$291	$567,884	5,729,802	$(268,356)	$549,215	$(3,115)	$890,919
Vesting of restricted stock and performance stock units	—	8,973	—	—	—	—	—	—	—
Stock option exercises, net	—	495	—	25	—	—	—	—	25
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	20,892	1	1,367	—	—	—	—	1,368
Stock based compensation	—	—	—	2,831	—	—	—	—	2,831
Forfeiture of restricted stock awards	—	(575)	—	36	575	(36)	—	—	—
Purchase of treasury stock, net	—	(1,456)	—	—	1,456	(128)	—	—	(128)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	17	—	17
Other comprehensive income (loss)	—	—	—	—	—	—	—	(304)	(304)
Balance, March 31, 2025	$45,000	23,419,740	$292	$572,143	5,731,833	$(268,520)	$548,431	$(3,419)	$893,927
Issuance of common stock	—	256,984	2	12,730	—	—	—	—	12,732
Vesting of restricted stock and performance stock units	—	88,930	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	3,430	—	—	—	—	3,430
Purchase of treasury stock, net	—	(38,608)	—	—	38,608	(2,099)	—	—	(2,099)
Dividends on preferred stock	—	—	—	—	—	—	(802)	—	(802)
Net income	—	—	—	—	—	—	4,420	—	4,420
Other comprehensive income (loss)	—	—	—	—	—	—	—	774	774
Balance, June 30, 2025	$45,000	23,727,046	$295	$588,302	5,770,441	$(270,619)	$552,049	$(2,645)	$912,382
Issuance of restricted stock awards (RSA)	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units and performance stock units	—	7,027	—	—	—	—	—	—	—
Stock option exercises, net	—	6,172	—	193	—	—	—	—	193
Issuance of common stock pursuant to the employee stock purchase plan	—	23,156	—	1,116	—	—	—	—	1,116
Stock based compensation	—	—	—	4,013	—	—	—	—	4,013
Forfeiture of restricted stock awards	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	1,708	—	1,708
Other comprehensive income (loss)	—	—	—	—	—	—	—	722	722
Balance, September 30, 2025	$45,000	23,763,401	$295	$593,624	5,770,441	$(270,619)	$552,956	$(1,923)	$919,333
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2026 and 2025
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$31,154	$6,145
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,769	11,600
Net accretion on loans	(198)	(2,066)
Amortization of subordinated notes issuance costs	121	167
Amortization of junior subordinated debentures	500	477
Net (accretion) amortization on securities	(116)	(349)
Amortization of intangible assets	7,438	8,756
Software amortization	10,516	7,725
Deferred taxes, net	8,620	7,646
Credit loss expense (benefit)	7,349	4,912
Stock based compensation	11,088	10,274
Net (gains) losses on equity securities	219	(213)
Net OREO (gains) losses and valuation adjustments	61	(304)
Net (gains) losses on disposal of premises and equipment	840	(625)
Origination of loans held for sale	(14,525)	(13,747)
Proceeds from sale of loans originated or purchased for sale	12,813	6,955
Net (gains) losses on sale of loans	(286)	(443)
Net change in operating leases	(1,369)	(351)
Change in estimated fair value of revenue share asset	63	47
(Increase) decrease in other assets	(10,308)	(13,754)
Increase (decrease) in other liabilities	4,042	(2,269)
Net cash provided by (used in) operating activities	76,791	30,583
Cash flows from investing activities:
Proceeds from sales of equity securities	—	94
Purchases of securities available for sale	—	(105,000)
Proceeds from maturities, calls, and pay downs of securities available for sale	168,414	110,253
Proceeds from maturities, calls, and pay downs of securities held to maturity	263	196
Purchases of loans held for investment	(67,442)	(22,663)
Proceeds from sale of loans	845	18,257
Net change in loans	(631,153)	(449,241)
Purchases of premises and equipment	(9,567)	(9,261)
Proceeds from sales of premises and equipment	4,401	11,458
Net proceeds from sale of OREO	10,124	2,299
Expenditures for capitalized software	(14,949)	(14,688)
(Purchases) redemptions of FHLB and other restricted stock, net	11,082	(38)
Net cash paid for acquisitions	—	(137,517)
Acquired intangible assets	(315)	(124)
Net cash provided by (used in) investing activities	(528,297)	(595,975)
Cash flows from financing activities:
Net increase (decrease) in deposits	1,517,757	134,426
Increase (decrease) in short term Federal Home Loan Bank advances	(250,000)	250,000
Repayment of long term Federal Home Loan Bank advances	(30,000)	—
Preferred stock dividends	(2,404)	(2,404)
Stock option exercises, net	301	218
Proceeds from employee stock purchase plan common stock issuance	2,126	2,484
Purchase of treasury stock, net	(2,221)	(2,227)
Net cash provided by (used in) financing activities	1,235,559	382,497
Net increase (decrease) in cash and cash equivalents	784,053	(182,895)
Cash and cash equivalents at beginning of period	248,471	330,117
Cash and cash equivalents at end of period	1,032,524	147,222
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2026 and 2025
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Supplemental cash flow information:
Interest paid	$79,754	$56,416
Income taxes paid, net	$4,577	$1,829
Cash paid for operating lease liabilities	$5,750	$4,452
Supplemental noncash disclosures:
Loans transferred to OREO	$—	$2,205
Loans held for investment transferred to loans held for sale	$784	$19,842
Assets transferred to assets held for sale	$2,315	$6,240
Lease liabilities arising from obtaining right-of-use assets	$16,774	$548
Securities available for sale purchased, not settled	$10,008	$—

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
Reportable Segments
The Company has four reportable segments consisting of Banking, Factoring, Payments, and Intelligence. The Company’s Chief Executive Officer uses segment results to evaluate segment performance, develop strategy, and allocate resources. For further discussion of management's operating segments and allocation methodology, see Note 17 – Business Segment Information.
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
•$7.9 million of legal expense recovery
•$3.8 million to recovery of previously charged-off acquired over-formula advances related to the aforementioned large carrier, and
•$3.8 million to the counterparty of an indemnification asset associated with this matter.
The $19.4 million Misdirected Payments Receivable balance was legally discharged upon receipt of the settlement proceeds on July 10, 2025. The USPS Settlement had a $12.4 million and $11.5 million positive impact on pretax net income for the three months ended June 30, 2025 and nine months ended September 30, 2025, respectively, made up of the prior period impacts of the interest and fees, legal expense recovery, and the recovery of the previously charged-off acquired over-formula advances. The USPS Settlement did not have an impact on pretax net income for the three and nine months ended September 30, 2026.

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
NOTE 3 — SECURITIES
Equity Securities With Readily Determinable Fair Values
The Company held equity securities with readily determinable fair values of $4,369,000 and $4,588,000 at September 30, 2026 and December 31, 2025, respectively. The gross realized and unrealized gains and losses recognized on equity securities with readily determinable fair values included in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Unrealized gains (losses) on equity securities held at the reporting date	$(171)	$43	$(219)	$124
Realized gains (losses) on equity securities sold during the period	—	—	—	—
	$(171)	$43	$(219)	$124
Equity Securities Without Readily Determinable Fair Values
The following table summarizes the Company's investments in equity securities without readily determinable fair values:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Equity Securities without readily determinable fair value, at cost	$71,780	$75,499
Upward adjustments based on observable price changes, cumulative	10,163	10,163
Impairments and downward adjustments based on observable price changes, cumulative	(1,212)	(1,212)
Equity Securities without readily determinable fair value, carrying value	$80,731	$84,450
Equity securities without readily determinable fair values include Federal Home Loan Bank and other restricted stock, which are reported separately in the Company's consolidated balance sheets. Equity securities without readily determinable fair values also include the Company's investments in the common stock of Trax Group, Inc. and Warehouse Solutions Inc., with carrying amounts of $9,700,000 and $38,088,000, respectively, at September 30, 2026. Both investments have been allocated to our Payments segment and are included in other assets in the Company's consolidated balance sheets.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
There were no realized or unrealized gains or losses recognized on equity securities without readily determinable fair values during the three and nine months ended September 30, 2026 and 2025.
Management monitors its equity securities without readily determinable fair values for observable transactions in similar equity instruments as well as indicators of impairment, either of which would require it to mark such equity securities to fair value. No such transactions or indicators of impairment were detected during the three and nine months ended September 30, 2026 and 2025.
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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2026
Available for sale securities:
Mortgage-backed securities, residential	$91,291	$26	$(6,693)	$—	$84,624
Asset-backed securities	727	—	—	—	727
State and municipal	2,634	—	(98)	—	2,536
CLO securities	112,426	221	(2)	—	112,645
Corporate bonds	264	—	(19)	—	245
SBA pooled securities	952	7	(60)	—	899
Total available for sale securities	$208,294	$254	$(6,872)	$—	$201,676

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2026
Held to maturity securities:
CLO securities	$3,042	$—	$(2,652)	$390
Allowance for credit losses	(2,488)
Total held to maturity securities, net of ACL	$554

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2025
Available for sale securities:
Mortgage-backed securities, residential	$91,642	$462	$(3,604)	$—	$88,500
Asset-backed securities	812	—	(1)	—	811
State and municipal	2,638	—	(49)	—	2,589
CLO Securities	270,148	926	—	—	271,074
Corporate bonds	265	—	(2)	—	263
SBA pooled securities	1,079	10	(49)	—	1,040
Total available for sale securities	$366,584	$1,398	$(3,705)	$—	$364,277

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2025
Held to maturity securities:
CLO securities	$3,178	$—	$(1,300)	$1,878
Allowance for credit losses	(1,628)
Total held to maturity securities, net of ACL	$1,550
The amortized cost and estimated fair value of securities at September 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,150	$1,133	$—	$—
Due from one year to five years	980	969	3,042	390
Due from five years to ten years	16,592	16,541	—	—
Due after ten years	96,602	96,783	—	—
	115,324	115,426	3,042	390
Mortgage-backed securities, residential	91,291	84,624	—	—
Asset-backed securities	727	727	—	—
SBA pooled securities	952	899	—	—
	$208,294	$201,676	$3,042	$390
There were no sales of debt securities during the three and nine months ended September 30, 2026 and 2025.
Debt securities with a carrying amount of approximately $32,093,000 and $28,896,000 at September 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.
Accrued interest on available for sale securities totaled $1,513,000 and $3,387,000 at September 30, 2026 and December 31, 2025, respectively, and was included in other assets on the Company's consolidated balance sheets. There was no accrued interest related to debt securities reversed against interest income for the three and nine months ended September 30, 2026 and 2025.
The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2026
Available for sale securities:
Mortgage-backed securities, residential	$48,473	$(1,999)	$23,493	$(4,694)	$71,966	$(6,693)
Asset-backed securities	—	—	—	—	—	—
State and municipal	1,036	(5)	1,501	(93)	2,537	(98)
CLO securities	10,598	(2)	—	—	10,598	(2)
Corporate bonds	244	(19)	—	—	244	(19)
SBA pooled securities	—	—	625	(60)	625	(60)
	$60,351	$(2,025)	$25,619	$(4,847)	$85,970	$(6,872)

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
Available for sale securities:
Mortgage-backed securities, residential	$14,533	$(85)	$30,284	$(3,519)	$44,817	$(3,604)
Asset-backed securities	811	(1)	—	—	811	(1)
State and municipal	505	—	1,544	(49)	2,049	(49)
CLO Securities	—	—	—	—	—	—
Corporate bonds	—	—	263	(2)	263	(2)
SBA pooled securities	—	—	747	(49)	747	(49)
	$15,849	$(86)	$32,838	$(3,619)	$48,687	$(3,705)
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
At September 30, 2026, the Company had 83 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2026, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore the Company carried no allowance for credit losses on available for sale debt securities at September 30, 2026.
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Held to Maturity CLO Securities	2026	2025	2026	2025
Allowance for credit losses:
Beginning balance	$2,105	$1,399	$1,628	$3,491
Credit loss expense	361	—	733	48
Charge-offs	—	—	—	(2,160)
Recoveries	22	—	127	20
Allowance for credit losses ending balance	$2,488	$1,399	$2,488	$1,399
The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation ("CLO") funds. These securities are the junior-most in securitization capital structures and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially. The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. During the three months ended March 31, 2025, the Company charged off one of its three investments in these CLO funds as it was deemed to be an uncollectible investment. The charge-off was fully reserved in a prior period. At September 30, 2026 and December 31, 2025, $3,042,000 and $1,913,000, respectively, of the Company’s held to maturity securities were classified as nonaccrual.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Sale
The following table presents loans held for sale:

(Dollars in thousands)	September 30, 2026	December 31, 2025
1-4 family residential	$2,396	$459
Total loans held for sale	$2,396	$459
Loans Held for Investment
Loans
The following table presents the amortized cost and unpaid principal balance of loans held for investment:

	September 30, 2026			December 31, 2025
(Dollars in thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial real estate	$662,836	$663,075	$(239)	$730,435	$730,533	$(98)
Construction, land development, land	196,488	196,760	(272)	224,214	224,414	(200)
1-4 family residential	255,441	252,912	2,529	193,508	192,322	1,186
Farmland	40,534	40,557	(23)	43,433	43,474	(41)
Commercial	1,196,003	1,205,369	(9,366)	1,163,664	1,173,373	(9,709)
Factored receivables	2,235,188	2,240,486	(5,298)	1,462,900	1,465,854	(2,954)
Consumer	17,003	17,015	(12)	16,819	16,833	(14)
Mortgage warehouse	1,081,012	1,081,012	—	1,156,334	1,156,334	—
Total loans held for investment	5,684,505	$5,697,186	$(12,681)	4,991,307	$5,003,137	$(11,830)
Allowance for credit losses	(38,595)			(36,511)
	$5,645,910			$4,954,796
The difference between the amortized cost and the unpaid principal is due to (1) premiums and discounts associated with acquired loans totaling $7,972,000 and $9,300,000 at September 30, 2026 and December 31, 2025, respectively, and (2) net deferred origination and factoring fees totaling $4,709,000 and $2,530,000 at September 30, 2026 and December 31, 2025, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $35,811,000 and $42,478,000 at September 30, 2026 and December 31, 2025, respectively, and was included in other assets on the Company's consolidated balance sheets.
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
As of September 30, 2026, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (15%), Colorado (10%), Illinois (13%), and Iowa (4%) make up 42% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2025, the states of Texas (20%), Illinois (10%), Colorado (10%), and Iowa (4%) made up 44% of the Company’s gross loans, excluding factored receivables.
A majority (98%) of the Company's factored receivables, representing approximately 38% of the Company's total loan portfolio as of September 30, 2026, are transportation receivables. At December 31, 2025, 97% of the Company's factored receivables, representing approximately 29% of the Company's total loan portfolio, were transportation receivables.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At September 30, 2026 and December 31, 2025, the Company had $379,363,000 and $338,496,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.
Loans with carrying amounts of $1,581,144,000 and $1,725,914,000 at September 30, 2026 and December 31, 2025, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and Federal Reserve Bank discount window borrowing capacity.
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Initial ACL on Loans Purchased with Credit Deterioration	Ending Balance
Three Months Ended September 30, 2026
Commercial real estate	$4,244	$3,749	$—	$9	$—	$8,002
Construction, land development, land	2,919	(231)	—	—	—	2,688
1-4 family residential	2,086	828	(12)	1	—	2,903
Farmland	301	89	—	—	—	390
Commercial	11,450	(828)	(329)	59	—	10,352
Factored receivables	12,308	1,597	(1,122)	237	—	13,020
Consumer	413	(197)	(76)	17	—	157
Mortgage warehouse	1,062	21	—	—	—	1,083
	$34,783	$5,028	$(1,539)	$323	$—	$38,595

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Initial ACL on Loans Purchased with Credit Deterioration	Ending Balance
Three Months Ended September 30, 2025
Commercial real estate	$4,198	$306	$(36)	$4	$—	$4,472
Construction, land development, land	2,589	(415)	—	46	—	2,220
1-4 family residential	1,560	243	(58)	23	—	1,768
Farmland	302	(7)	—	—	—	295
Commercial	17,813	1,724	(5,424)	18	—	14,131
Factored receivables	10,553	2,310	(4,014)	183	—	9,032
Consumer	466	114	(158)	25	—	447
Mortgage warehouse	1,210	(26)	—	—	—	1,184
	$38,691	$4,249	$(9,690)	$299	$—	$33,549

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Initial ACL on Loans Purchased with Credit Deterioration	Ending Balance
Nine Months Ended September 30, 2026
Commercial real estate	$4,713	$3,900	$(668)	$57	$—	$8,002
Construction, land development, land	2,970	(283)	—	1	—	2,688
1-4 family residential	1,927	1,033	(86)	29	—	2,903
Farmland	298	92	—	—	—	390
Commercial	14,947	(3,453)	(2,562)	1,420	—	10,352
Factored receivables	10,069	5,723	(3,466)	694	—	13,020
Consumer	429	(42)	(297)	67	—	157
Mortgage warehouse	1,158	(75)	—	—	—	1,083
	$36,511	$6,895	$(7,079)	$2,268	$—	$38,595

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Initial ACL on Loans Purchased with Credit Deterioration	Ending Balance
Nine Months Ended September 30, 2025
Commercial real estate	$3,825	$733	$(157)	$71	$—	$4,472
Construction, land development, land	2,873	(450)	(250)	47	—	2,220
1-4 family residential	1,404	442	(104)	26	—	1,768
Farmland	386	(91)	—	—	—	295
Commercial	21,419	2,486	(20,927)	373	10,780	14,131
Factored receivables	9,600	1,181	(6,087)	4,338	—	9,032
Consumer	185	584	(428)	106	—	447
Mortgage warehouse	1,022	162	—	—	—	1,184
	$40,714	$5,047	$(27,953)	$4,961	$10,780	$33,549
The increase in required ACL during the three months ended September 30, 2026 is a function of net charge-offs of $1,216,000 and credit loss expense of $5,028,000.
The increase in required ACL during the nine months ended September 30, 2026 is a function of net charge-offs of $4,811,000 and credit loss expense of $6,895,000.
The Company uses the discounted cash flow (DCF) method to estimate ACL for the commercial real estate, construction, land development, land, 1-4 family residential, commercial (excluding liquid credit), and consumer loan pools. During the quarter ended September 30, 2026, the Company implemented updated DCF models to estimate expected credit losses and resulting ACL for said loan pools. While the underlying DCF methodology did not change, the new models reflect updated Company and peer loss data thus enhancing the applicability of reasonable and supportable forecasts. Implementation of the updated DCF models resulted in a $1,204,000 decrease in the allowance for credit losses recognized as a reduction of credit loss expense during the three and nine months ended September 30, 2026. The majority of the ACL decrease driven by updated DCF model adoption was concentrated in our equipment finance loan pool which experienced low losses on defaulted loans through the prior three years when over the road trucking macroeconomic conditions were challenging. There were no other significant impacts at the pooled level as a result of the implementation of the new models. The change was accounted for prospectively as a change in accounting estimate.
Prior to the quarter ended September 30, 2026, for all loan pools utilizing the DCF method, the Company utilized and forecasted national unemployment as a loss driver. The Company also utilized and forecasted either one-year percentage change in national retail sales (commercial real estate – non multifamily, commercial general, commercial agriculture, commercial asset-based lending, commercial equipment finance, consumer), one-year percentage change in the national home price index (1-4 family residential and construction, land development, land), or one-year percentage change in national gross domestic product (commercial real estate – multifamily) as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlated to expected future losses. Consistent forecasts of the loss drivers were used across the loan segments.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Effective for the quarter ended September 30, 2026, for all applicable loan pools utilizing the updated DCF models, the Company utilizes and forecasts national unemployment and one-year percentage change in national gross domestic product as loss drivers as those loss drivers most closely correlate to expected future losses under the new models. Consistent forecasts of the loss drivers are used across the loan segments.
Under the prior DCF models and the updated DCF models, the Company forecasted the same prepayment speeds with higher prepayment speeds resulting in lower required ACL levels and vice versa for shorter prepayment speeds. These assumed prepayment speeds are based upon our historical prepayment speeds by loan type adjusted for the expected impact of the future interest rate environment. The impact of these assumed prepayment speeds is lesser in magnitude than the aforementioned loss driver assumptions.
For all DCF models prior to the quarter ended September 30, 2026, the Company had determined that four quarters represented a reasonable and supportable forecast period and the DCF models reverted back to a historical loss rate over eight quarters on a straight-line basis. For all updated DCF models at September 30, 2026, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over four quarters on a straight-line basis. The Company continues to leverage economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At September 30, 2026 as compared to December 31, 2025, the Company forecasted slight improvement in national unemployment and minimal change in one-year percentage change in national gross domestic product. At September 30, 2026 for national unemployment, the Company projected a percentage in the first quarter that would be slightly higher than the current unemployment rate followed by a gradual rise in the following three quarters. For percentage change in national gross domestic product, management projected very low growth for the first two projected quarters with low levels of contraction for the final two projected quarters. At September 30, 2026, the Company used its historical prepayment speeds with minimal adjustment.
The Company continues to use a loss-rate method to estimate expected credit losses for the farmland, liquid credit, factored receivable, and mortgage warehouse loan pools. For each of these loan segments, the Company applies an expected loss ratio based on internal and peer historical losses adjusted as appropriate for qualitative factors. Qualitative loss factors are based on the Company's judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions. Loss factors used to calculate the required ACL on pools that use the loss-rate method reflect the forecasted economic conditions described above.
For the three months ended September 30, 2026, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period decreased the required ACL by $695,000. Changes in loan volume and mix increased the required ACL by $1,368,000. Changes in required specific reserves increased the ACL by $4,343,000. Implementation of the updated DCF assumptions resulted in a $1,204,000 decrease in the allowance for credit losses. Net charge-offs during the period were $1,216,000.
For the three months ended September 30, 2025, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $156,000. Changes in loan volume and mix increased the required ACL by $243,000. Changes in required specific reserves decreased the ACL by $5,542,000. Net charge-offs during the period were $9,391,000.
For the nine months ended September 30, 2026, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period decreased the required ACL by $4,324,000. Changes in loan volume and mix increased the required ACL by $4,622,000. Changes in required specific reserves increased the required ACL by $2,990,000. Implementation of the updated DCF assumptions resulted in a $1,204,000 decrease in the allowance for credit losses. Net charge-offs during the period were $4,811,000.
For the nine months ended September 30, 2025, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $442,000. Changes in loan volume and mix increased the required ACL by $2,029,000. Changes in required specific reserves decreased the required ACL by $9,637,000. Net charge-offs during the period were $22,992,000.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
September 30, 2026
Commercial real estate	$97,585	$—	$—	$—	$97,585	$4,042
Construction, land development, land	—	—	—	—	—	—
1-4 family residential	2,399	—	—	—	2,399	107
Farmland	171	—	42	118	331	—
Commercial	—	—	31,825	3,655	35,480	1,254
Factored receivables	—	20,764	—	—	20,764	1,872
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total	$100,155	$20,764	$31,867	$3,773	$156,559	$7,275

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
December 31, 2025
Commercial real estate	$25,162	$—	$—	$—	$25,162	$—
Construction, land development, land	—	—	—	—	—	—
1-4 family residential	1,827	—	—	—	1,827	—
Farmland	1,177	—	55	138	1,370	—
Commercial	173	—	40,647	4,627	45,447	1,708
Factored receivables	—	4,650	—	—	4,650	2,578
Consumer	—	—	—	12	12	—
Mortgage warehouse	—	—	—	—	—	—
Total	$28,339	$4,650	$40,702	$4,777	$78,468	$4,286
Commercial loans secured by Other collateral primarily consist of large liquid credit loans secured by the underlying enterprise values of the borrowers.
Past Due and Nonaccrual Loans
The following tables present an aging of contractually past due loans:

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
September 30, 2026
Commercial real estate	$169	$1,447	$76,325	$77,941	$584,895	$662,836	$—
Construction, land development, land	—	—	—	—	196,488	196,488	—
1-4 family residential	382	1,670	1,594	3,646	251,795	255,441	—
Farmland	—	95	—	95	40,439	40,534	—
Commercial	1,589	7,312	30,567	39,468	1,156,535	1,196,003	—
Factored receivables	33,234	3,793	17,086	54,113	2,181,075	2,235,188	17,086
Consumer	63	15	—	78	16,925	17,003	—
Mortgage warehouse	—	—	—	—	1,081,012	1,081,012	—
Total	$35,437	$14,332	$125,572	$175,341	$5,509,164	$5,684,505	$17,086

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
December 31, 2025
Commercial real estate	$40,346	$688	$6,851	$47,885	$682,550	$730,435	$—
Construction, land development, land	—	—	—	—	224,214	224,214	—
1-4 family residential	370	1,138	1,489	2,997	190,511	193,508	—
Farmland	218	—	—	218	43,215	43,433	—
Commercial	31,105	6,798	13,299	51,202	1,112,462	1,163,664	1,178
Factored receivables	25,876	6,334	1,347	33,557	1,429,343	1,462,900	1,347
Consumer	14	9	—	23	16,796	16,819	—
Mortgage warehouse	—	—	—	—	1,156,334	1,156,334	—
Total	$97,929	$14,967	$22,986	$135,882	$4,855,425	$4,991,307	$2,525
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
The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Total Nonaccrual	Nonaccrual With No ACL	Total Nonaccrual	Nonaccrual With No ACL
Commercial real estate	$95,117	$42,026	$8,502	$8,502
Construction, land development, land	—	—	—	—
1-4 family residential	2,399	1,961	1,790	1,790
Farmland	330	330	458	458
Commercial	35,422	30,573	45,446	38,224
Factored receivables	—	—	—	—
Consumer	—	—	12	12
Mortgage warehouse	—	—	—	—
	$133,268	$74,890	$56,208	$48,986
The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Commercial real estate	$—	$—	$265	$76
Construction, land development, land	—	—	—	—
1-4 family residential	2	—	5	2
Farmland	2	11	17	11
Commercial	—	14	30	17
Factored receivables	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
	$4	$25	$317	$106
There was no interest earned on nonaccrual loans during the three and nine months ended September 30, 2026 and 2025.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents information regarding nonperforming loans:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Nonaccrual loans	$133,268	$56,208
Nonperforming factored receivables	17,086	1,347
	$150,354	$57,555
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
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. As of September 30, 2026 and December 31, 2025, based on the most recent analysis performed, the risk category of loans is as follows:

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
September 30, 2026	2026	2025	2024	2023	2022	Prior
Commercial real estate
Pass	$18,680	$194,259	$80,853	$102,692	$31,155	$122,626	$9,333	$595	$560,193
Classified	—	—	42,218	37,859	865	20,812	889	—	102,643
Total commercial real estate	$18,680	$194,259	$123,071	$140,551	$32,020	$143,438	$10,222	$595	$662,836
YTD gross charge-offs	$—	$—	$—	$2	$—	$666	$—	$—	$668

Construction, land development, land
Pass	$13,598	$65,521	$16,163	$99,814	$389	$1,003	$—	$—	$196,488
Classified	—	—	—	—	—	—	—	—	—
Total construction, land development, land	$13,598	$65,521	$16,163	$99,814	$389	$1,003	$—	$—	$196,488
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential
Pass	$89,015	$48,894	$30,708	$13,755	$7,655	$29,484	$30,544	$3,048	$253,103
Classified	140	345	319	378	31	1,055	70	—	2,338
Total 1-4 family residential	$89,155	$49,239	$31,027	$14,133	$7,686	$30,539	$30,614	$3,048	$255,441
YTD gross charge-offs	$—	$12	$—	$—	$—	$74	$—	$—	$86

Farmland
Pass	$2,698	$7,196	$8,904	$2,348	$3,262	$13,256	$1,977	$316	$39,957
Classified	—	—	—	—	—	577	—	—	577
Total farmland	$2,698	$7,196	$8,904	$2,348	$3,262	$13,833	$1,977	$316	$40,534
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$294,019	$269,841	$159,581	$41,538	$13,397	$11,779	$366,791	$1,868	$1,158,814
Classified	2,746	2,137	365	6,185	1,250	2,019	22,487	—	37,189
Total commercial	$296,765	$271,978	$159,946	$47,723	$14,647	$13,798	$389,278	$1,868	$1,196,003
YTD gross charge-offs	$—	$1,632	$14	$245	$671	$—	$—	$—	$2,562

Factored receivables
Pass	$2,214,985	$—	$—	$—	$—	$—	$—	$—	$2,214,985
Classified	20,203	—	—	—	—	—	—	—	20,203
Total factored receivables	$2,235,188	$—	$—	$—	$—	$—	$—	$—	$2,235,188
YTD gross charge-offs	$1,689	$1,777	$—	$—	$—	$—	$—	$—	$3,466

Consumer
Pass	$8,086	$1,411	$659	$465	$105	$191	$6,086	$—	$17,003
Classified	—	—	—	—	—	—	—	—	—
Total consumer	$8,086	$1,411	$659	$465	$105	$191	$6,086	$—	$17,003
YTD gross charge-offs	$258	$28	$4	$7	$—	$—	$—	$—	$297

Mortgage warehouse
Pass	$1,081,012	$—	$—	$—	$—	$—	$—	$—	$1,081,012
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$1,081,012	$—	$—	$—	$—	$—	$—	$—	$1,081,012
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$3,722,093	$587,122	$296,868	$260,612	$55,963	$178,339	$414,731	$5,827	$5,521,555
Classified	23,089	2,482	42,902	44,422	2,146	24,463	23,446	—	162,950
Total loans	$3,745,182	$589,604	$339,770	$305,034	$58,109	$202,802	$438,177	$5,827	$5,684,505
YTD gross charge-offs	$1,947	$3,449	$18	$254	$671	$740	$—	$—	$7,079

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2025	2025	2024	2023	2022	2021	Prior
Commercial real estate
Pass	$194,679	$167,423	$57,294	$32,510	$66,763	$96,283	$2,639	$841	$618,432
Classified	—	—	83,865	2,696	1,301	23,453	688	—	112,003
Total commercial real estate	$194,679	$167,423	$141,159	$35,206	$68,064	$119,736	$3,327	$841	$730,435
YTD gross charge-offs	$—	$—	$116	$—	$—	$87	$—	$—	$203

Construction, land development, land
Pass	$14,821	$87,037	$120,397	$843	$769	$347	$—	$—	$224,214
Classified	—	—	—	—	—	—	—	—	—
Total construction, land development, land	$14,821	$87,037	$120,397	$843	$769	$347	$—	$—	$224,214
YTD gross charge-offs	$—	$—	$—	$—	$—	$250	$—	$—	$250

1-4 family residential
Pass	$54,257	$41,135	$15,614	$11,408	$14,114	$18,889	$31,545	$2,286	$189,248
Classified	365	9	899	82	1,120	1,734	51	—	4,260
Total 1-4 family residential	$54,622	$41,144	$16,513	$11,490	$15,234	$20,623	$31,596	$2,286	$193,508
YTD gross charge-offs	$—	$—	$—	$—	$—	$104	$—	$—	$104

Farmland
Pass	$9,001	$9,827	$4,068	$3,613	$2,330	$12,939	$458	$358	$42,594
Classified	—	—	—	—	—	839	—	—	839
Total farmland	$9,001	$9,827	$4,068	$3,613	$2,330	$13,778	$458	$358	$43,433
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$335,153	$225,023	$82,460	$32,954	$7,901	$13,026	$417,434	$2,153	$1,116,104
Classified	4,409	1,524	10,608	5,478	956	928	23,657	—	47,560
Total commercial	$339,562	$226,547	$93,068	$38,432	$8,857	$13,954	$441,091	$2,153	$1,163,664
YTD gross charge-offs	$—	$4,924	$7,950	$1,180	$276	$10,816	$—	$—	$25,146

Factored receivables
Pass	$1,458,558	$—	$—	$—	$—	$—	$—	$—	$1,458,558
Classified	4,342	—	—	—	—	—	—	—	4,342
Total factored receivables	$1,462,900	$—	$—	$—	$—	$—	$—	$—	$1,462,900
YTD gross charge-offs	$5,229	$1,408	$—	$—	$—	$—	$—	$—	$6,637

Consumer
Pass	$9,851	$1,162	$778	$226	$167	$314	$4,309	$—	$16,807
Classified	—	—	—	—	—	12	—	—	12
Total consumer	$9,851	$1,162	$778	$226	$167	$326	$4,309	$—	$16,819
YTD gross charge-offs	$467	$81	$13	$6	$—	$18	$—	$—	$585

Mortgage warehouse
Pass	$1,156,334	$—	$—	$—	$—	$—	$—	$—	$1,156,334
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$1,156,334	$—	$—	$—	$—	$—	$—	$—	$1,156,334
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$3,232,654	$531,607	$280,611	$81,554	$92,044	$141,798	$456,385	$5,638	$4,822,291
Classified	9,116	1,533	95,372	8,256	3,377	26,966	24,396	—	169,016
Total loans	$3,241,770	$533,140	$375,983	$89,810	$95,421	$168,764	$480,781	$5,638	$4,991,307
YTD gross charge-offs	$5,696	$6,413	$8,079	$1,186	$276	$11,275	$—	$—	$32,925

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
The following tables present the amortized cost basis of loan modifications to borrowers experiencing financial difficulty made during the reporting period:

	Term Extension
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Term Extended By
Three Months Ended September 30, 2026
Commercial real estate	$61,847	9.3%	0.3 years
Commercial	3,132	0.3%	2.4 years
	$64,979	1.1%

Three Months Ended September 30, 2025
Commercial	3,550	0.3%	0.3 years
	$3,550	0.1%

Nine Months Ended September 30, 2026
Commercial real estate	$62,975	9.5%	0.6 years
Commercial	7,818	0.7%	2.3 years
	$70,793	1.2%

Nine Months Ended September 30, 2025
Commercial real estate	$99,551	12.9%	0.6 years
1-4 family residential	12	—%	5.4 years
Commercial	5,490	0.5%	0.7 years
	$105,053	2.1%

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Term Extension and Payment Delay
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Term Extended By	Payments Delayed By
Three Months Ended September 30, 2026
Commercial real estate	$496	0.1%	0.3 years	0.3 years
	$496	—%

Three Months Ended September 30, 2025
Commercial real estate	$16,091	2.1%	0.2 years	0.2 years
	$16,091	0.3%

Nine Months Ended September 30, 2026
Commercial real estate	$1,118	0.2%	0.8 years	0.4 years
	$1,118	—%

Nine Months Ended September 30, 2025
Commercial real estate	$16,091	2.1%	0.6 years	0.6 years
	$16,091	0.3%

	Payment Delay
			Financial Effect
(Dollars in thousands)	Amortized Cost	% of Portfolio	Payments Delayed By
Nine Months Ended September 30, 2025
Commercial	$523	—%	0.5 years
	$523	—%
There were no loans modified in the form of a payment delay during the three and nine months ended September 30, 2026 and the three months ended September 30, 2025.
Generally, if a loan to a borrower experiencing financial difficulty is modified, the Company will seek to obtain credit enhancements when possible.
The following table presents the payment status of loans that have been modified in the last twelve months:

	September 30, 2026
(Dollars in thousands)	Current	Past Due 30-89 Days	Past Due 90 Days or More	Total
Commercial real estate	$63,597	$—	$37,554	$101,151
Construction, land development, land	—	—	—	—
1-4 family residential	8	—	—	8
Farmland	—	—	—	—
Commercial	11,950	—	234	12,184
Factored receivables	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
	$75,555	$—	$37,788	$113,343

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At September 30, 2026, the Company had $18,000 of commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.
There were $954,000 of commercial loans to borrowers experiencing financial difficulty that had a payment default during the three months ended September 30, 2026 and were modified in the form of a term extension in the twelve months prior to that default. There were $37,554,000 of commercial real estate loans and $968,000 of commercial loans to borrowers experiencing financial difficulty that had a payment default during the nine months ended September 30, 2026 and were modified in the form of a term extension in the twelve months prior to that default.
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
Residential Real Estate Loans In Process of Foreclosure
At September 30, 2026 and December 31, 2025, the Company had $1,409,000 and $371,000, respectively, of 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.
Other Real Estate Owned
At September 30, 2026 and December 31, 2025, the Company had $0 and $10,185,000 of other real estate owned, net.
NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Goodwill	$355,296	$355,296

	September 30, 2026			December 31, 2025
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,578	$(42,615)	$963	$43,578	$(41,836)	$1,742
Customer relationship intangibles	65,494	(33,803)	31,691	65,494	(28,776)	36,718
Software intangible assets	26,932	(20,024)	6,908	26,932	(18,461)	8,471
Other intangible assets	3,956	(2,753)	1,203	3,641	(2,684)	957
	$139,960	$(99,195)	$40,765	$139,645	$(91,757)	$47,888
The changes in goodwill and intangible assets during the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Beginning balance	$398,221	$409,163	$403,184	$258,208
Acquired goodwill	—	—	—	111,949
Acquired intangible assets	276	—	315	44,844
Amortization of intangibles	(2,436)	(2,956)	(7,438)	(8,756)
Amortization of intangibles included in lease income	—	(18)	—	(56)
Ending balance	$396,061	$406,189	$396,061	$406,189

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6 — VARIABLE INTEREST ENTITIES
Collateralized Loan Obligation Funds – Closed
The Company holds investments in the subordinated notes of the following closed Collateralized Loan Obligation (“CLO”) funds:

(Dollars in thousands)	Offering Date	Offering Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO VI, LTD (Trinitas VI)	June 20, 2017	$717,100
The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $554,000 and $1,550,000 at September 30, 2026 and December 31, 2025, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.
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
NOTE 7 — DEPOSITS
Deposits are summarized as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Noninterest-bearing demand	$4,268,448	$1,901,638
Interest-bearing demand	653,923	845,060
Individual retirement accounts	34,522	37,634
Money market	668,344	608,036
Savings	563,880	522,189
Certificates of deposit	203,443	224,644
Brokered time deposits	70,445	695,093
Other brokered deposits	4,968	115,922
Total deposits	$6,467,973	$4,950,216
Mortgage Warehouse Deposits
The Company's mortgage warehouse business is more than self-funded due to the noninterest bearing servicing deposits of its clients. The balance of such deposits was $2,639,810,000 and $668,288,000 at September 30, 2026 and December 31, 2025, respectively. Given their legal form, these deposits are classified as noninterest-bearing demand deposits on the Company's balance sheets. Despite their classification, many of these deposits are not truly free of cost as the Company compensates its clients for these balances in the form of an earnings interest rebate rather than deposit interest. As a result, such noninterest bearing deposits first decrease the Company's loan yield before increasing its deposit rates. Some clients hold significantly higher deposit balances than loan balances. As a result, in some cases, the Company has recently been paying out more in rebates than it earns in interest on a given client’s loans. In those cases, the Company records excess rebate as deposit interest expense. Whether recorded as interest expense or an offset to interest income, the effect on net interest income and net income is the same: these are profitable funds as they displace more expensive wholesale funding and can be invested risk-free above their cost. During the three months ended September 30, 2026 and 2025, deposit interest expense recognized on these deposits was $15,710,000 and $0, respectively. During the nine months ended September 30, 2026 and 2025, deposit interest expense recognized on these deposits was $28,052,000 and $0, respectively.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8 — LEGAL CONTINGENCIES
TBK Bank, SSB (the “Bank”), the wholly-owned bank subsidiary of the Company, is the agent bank for a $60.5 million floorplan loan facility, of which the Bank holds approximately $22.5 million, for which Tricolor Holdings, LLC (“Tricolor”) is the lead borrower. On September 10, 2025, Tricolor and its affiliates filed for Chapter 7 bankruptcy in the United States District Court for the Northern District of Texas. The floorplan loan facility is secured by a first-priority security interest in the vehicle inventory and certain other assets of Tricolor. As of September 30, 2026, the Bank believes its collateral position adequately secures the outstanding balance of the loan facility. As the bankruptcy proceedings progress, however, the Bank may discover additional information regarding the status of specific collateral securing the loan. Other creditors have asserted that they have interests in some of the collateral in which the Bank asserts a first-priority security interest. To the extent necessary, the bankruptcy court may ultimately have to determine the Bank’s and other creditors’ interest in such collateral. The Company may also be subject to additional claims asserted by creditors or the trustee in the bankruptcy proceedings. Should any of such factual determinations or developments in the bankruptcy proceedings negatively impact the Bank’s assessment of its collateral position or otherwise have a negative impact on the Company, the Company might incur losses which could be material to our business, financial condition and results of operations.
Additionally, other various legal claims have arisen from time to time in the normal course of business which, in the opinion of management as of September 30, 2026, will have no material effect on the Company’s consolidated financial statements.
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
The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	September 30, 2026			December 31, 2025
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$39,886	$315,342	$355,228	$92,223	$440,289	$532,512
Standby letters of credit	$6,049	$6,584	$12,633	$7,090	$2,951	$10,041
Mortgage warehouse and other loan commitments	$—	$881,659	$881,659	$—	$702,984	$702,984
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At September 30, 2026 and December 31, 2025, the allowance for credit losses on off-balance sheet credit exposures totaled $2,063,000 and $2,342,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The following table presents credit loss expense for off balance sheet credit exposures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Credit loss expense (benefit)	$(169)	$35	$(279)	$(183)
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
Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
September 30, 2026	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$84,624	$—	$84,624
Asset-backed securities	—	727	—	727
State and municipal	—	2,536	—	2,536
CLO securities	—	112,645	—	112,645
Corporate bonds	—	245	—	245
SBA pooled securities	—	899	—	899
	$—	$201,676	$—	$201,676

Equity securities with readily determinable fair values
Mutual fund	$4,369	$—	$—	$4,369

Loans held for sale	$—	$2,396	$—	$2,396

Revenue share asset	$—	$—	$1,432	$1,432

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2025	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$88,500	$—	$88,500
Asset-backed securities	—	811	—	811
State and municipal	—	2,589	—	2,589
CLO Securities	—	271,074	—	271,074
Corporate bonds	—	263	—	263
SBA pooled securities	—	1,040	—	1,040
	$—	$364,277	$—	$364,277

Equity securities with readily determinable fair values
Mutual fund	$4,588	$—	$—	$4,588

Loans held for sale	$—	$459	$—	$459

Revenue share asset	$—	$—	$1,598	$1,598
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
At September 30, 2026 and December 31, 2025, the estimated cash payments expected to be received from the purchaser for the Company's share of future gross monthly revenue was $2,070,000 and $2,256,000, respectively, and a discount rate of 10.0% was applied to calculate the present value of the revenue share asset. A reconciliation of the opening balance to the closing balance of the fair value of the revenue share asset is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Beginning balance	$1,349	$2,344	$1,598	$2,616
Revenue share asset recognized	—	—	—	—
Change in fair value of revenue share asset recognized in earnings	249	(321)	(63)	(47)
Revenue share payments received	(166)	(251)	(362)	(797)
Other adjustments	—	—	259	—
Ending balance	$1,432	$1,772	$1,432	$1,772

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2026 and December 31, 2025.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
September 30, 2026	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$49,049	$49,049
1-4 family residential	$—	$—	$331	$331
Commercial	—	—	3,596	3,596
Factored receivables	—	—	18,892	18,892
	$—	$—	$71,868	$71,868

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2025	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial	$—	$—	$5,515	$5,515
Factored receivables	—	—	2,072	2,072
	$—	$—	$7,587	$7,587
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at September 30, 2026 and December 31, 2025 were as follows:

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
September 30, 2026		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,032,524	$1,032,524	$—	$—	$1,032,524
Securities - held to maturity	554	—	—	390	390
Loans not previously presented, gross	$5,612,637	$37,917	$—	$5,498,316	$5,536,233
FHLB and other restricted stock	3,171	N/A	N/A	N/A	N/A
Accrued interest receivable	39,155	39,155	—	—	39,155

Financial liabilities:
Deposits	6,467,973	—	6,464,807	—	6,464,807
Federal Home Loan Bank advances	—	—	—	—	—
Subordinated notes	70,000	—	67,827	—	67,827
Junior subordinated debentures	43,491	—	44,714	—	44,714
Accrued interest payable	4,330	4,330	—	—	4,330

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
December 31, 2025		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$248,471	$248,471	$—	$—	$248,471
Securities - held to maturity	1,550	—	—	1,878	1,878
Loans not previously presented, gross	4,983,720	31,254	—	4,903,148	4,934,402
FHLB and other restricted stock	14,253	N/A	N/A	N/A	N/A
Accrued interest receivable	46,254	46,254	—	—	46,254

Financial liabilities:
Deposits	4,950,216	—	4,948,300	—	4,948,300
Federal Home Loan Bank advances	280,000	—	280,000	—	280,000
Subordinated notes	69,879	—	65,581	—	65,581
Junior subordinated debentures	42,991	—	44,021	—	44,021
Accrued interest payable	14,890	14,890	—	—	14,890
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2026 and December 31, 2025, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2026 and December 31, 2025, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since September 30, 2026 that management believes have changed TBK Bank’s category.
The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table.

(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$751,186	12.1%	$495,833	8.0%	N/A	N/A
TBK Bank, SSB	$735,512	11.9%	$495,273	8.0%	$619,091	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$652,040	10.5%	$371,875	6.0%	N/A	N/A
TBK Bank, SSB	$694,854	11.2%	$371,454	6.0%	$495,273	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$563,549	9.1%	$278,906	4.5%	N/A	N/A
TBK Bank, SSB	$694,854	11.2%	$278,591	4.5%	$402,409	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$652,040	8.9%	$293,412	4.0%	N/A	N/A
TBK Bank, SSB	$694,854	9.5%	$293,118	4.0%	$366,397	5.0%

December 31, 2025
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$709,842	12.7%	$446,691	8.0%	N/A	N/A
TBK Bank, SSB	$694,230	12.5%	$445,538	8.0%	$556,922	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$599,481	10.7%	$335,018	6.0%	N/A	N/A
TBK Bank, SSB	$655,376	11.8%	$334,153	6.0%	$445,538	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$511,490	9.2%	$251,263	4.5%	N/A	N/A
TBK Bank, SSB	$655,376	11.8%	$250,615	4.5%	$361,999	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$599,481	9.9%	$243,240	4.0%	N/A	N/A
TBK Bank, SSB	$655,376	10.8%	$243,123	4.0%	$303,904	5.0%
Dividends paid by TBK Bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at September 30, 2026 and December 31, 2025. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At September 30, 2026 and December 31, 2025, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.
NOTE 12 — STOCKHOLDERS' EQUITY
The following summarizes the capital structure of Triumph Financial, Inc.
Preferred Stock Series C

(Dollars in thousands, except per share amounts)	September 30, 2026	December 31, 2025
Shares authorized	51,750	51,750
Shares issued	45,000	45,000
Shares outstanding	45,000	45,000
Par value per share	$0.01	$0.01
Liquidation preference per share	$1,000	$1,000
Liquidation preference amount	$45,000	$45,000
Dividend rate	7.125%	7.125%
Dividend payment dates	Quarterly	Quarterly
Common Stock

(Dollars in thousands, except per share amounts)	September 30, 2026	December 31, 2025
Shares authorized	50,000,000	50,000,000
Shares issued	29,724,915	29,535,826
Treasury shares	(5,803,405)	(5,770,441)
Shares outstanding	23,921,510	23,765,385
Par value per share	$0.01	$0.01
NOTE 13 — STOCK BASED COMPENSATION
Stock based compensation expense that has been charged against income was $3,561,000 and $4,013,000 for the three months ended September 30, 2026 and 2025, respectively, and $11,088,000 and $10,274,000 for the nine months ended September 30, 2026 and 2025, respectively.
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2026 were as follows:

Nonvested RSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2026	198,757	$59.96
Granted	79,772	67.59
Vested	(73,702)	63.63
Forfeited	(20,287)	59.96
Nonvested at September 30, 2026	184,540	$61.79
RSUs granted to employees under the Omnibus Incentive Plan typically vest over one to four years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of September 30, 2026, there was $5,651,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 2.72 years.
Market Based Performance Stock Units
A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2026 were as follows:

Nonvested Market Based PSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2026	245,423	$93.82
Granted	90,689	121.27
Performance adjustment	(22,452)	—
Vested	(49,855)	81.95
Forfeited	(16,296)	108.61
Nonvested at September 30, 2026	247,509	$107.48
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

As of September 30, 2026, there was $15,098,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 2.08 years.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options
A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the nine months ended September 30, 2026 were as follows:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2026	328,197	$50.73
Granted	68,894	67.55
Exercised	(33,293)	26.85
Forfeited	(9,979)	61.43
Expired	—	—
Outstanding at September 30, 2026	353,819	$55.95	6.49	$3,109

Fully vested shares and shares expected to vest at September 30, 2026	353,819	$55.95	6.49	$3,109

Shares exercisable at September 30, 2026	193,427	$51.26	4.63	$2,644
Information related to the stock options for the nine months ended September 30, 2026 and 2025 was as follows:

	Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2026	2025
Aggregate intrinsic value of options exercised	$1,191	$214
Cash received from option exercises, net	301	218
Tax benefit realized from option exercises	250	45
Weighted average fair value per share of options granted	$36.42	$28.35
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
As of September 30, 2026, there was $2,704,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 2.95 years.

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Employee Stock Purchase Plan
During the year ended December 31, 2019, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the Company's 2019 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, 2,500,000 shares of common stock were reserved for issuance. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period. During the nine months ended September 30, 2026 and 2025, 42,682 shares and 44,048 shares, respectively, were issued under the plan.
NOTE 14 — EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Basic
Net income (loss) to common stockholders	$12,628	$907	$28,750	$3,741
Weighted average common shares outstanding	23,911,970	23,752,331	23,855,275	23,569,712
Basic earnings (loss) per common share	$0.53	$0.04	$1.21	$0.16
Diluted
Net income (loss) to common stockholders	$12,628	$907	$28,750	$3,741
Weighted average common shares outstanding	23,911,970	23,752,331	23,855,275	23,569,712
Dilutive effects of:
Assumed exercises of stock options	69,162	59,389	59,530	65,104
Restricted stock awards	—	—	—	20,410
Restricted stock units	99,947	90,675	108,886	115,441
Performance stock units - market based	62,673	18,812	69,875	20,699
Employee stock purchase program	1,659	3,651	1,565	4,083
Average shares and dilutive potential common shares	24,145,411	23,924,858	24,095,131	23,795,449
Diluted earnings (loss) per common share	$0.52	$0.04	$1.19	$0.16
Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	116,981	181,647	192,252	141,531
Restricted stock awards	—	—	—	—
Restricted stock units	—	—	198	3,750
Performance stock units - market based	65,189	77,074	36,538	42,846
Employee stock purchase program	—	—	—	—
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
Payments Segment
The Payments segment derives a portion of its revenue from interest income on factored receivables and commercial loans related to invoice payments. These factored receivables consist of (i) invoices where we offer a Carrier a QuickPay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and (ii) factoring transactions where we purchase receivables payable to such freight brokers from their shipper clients. The Payments segment also offers commercial loans that result from our offering certain Brokers an additional liquidity option through the ability to settle their invoices with us on an extended term following our payment to their Carriers. There were no such commercial loans at September 30, 2026 and December 31, 2025. Such revenue falls under Topic 310 and is outside the scope of Topic 606.

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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Capitalized contract costs consist of (i) deferred sales commissions that are incremental costs of obtaining customer contracts and (ii) deferred set-up costs, primarily direct payroll costs, for implementation services provided to customers prior to the launching of the Company’s products for general availability (go-live) to customers. Deferred sales commissions are amortized ratably over two years, taking into consideration the initial contract term, expected renewal periods, and sales commissions paid on such renewal periods. Deferred set-up costs are amortized ratably over four years which estimates the benefit period of the capitalized costs starting on the go-live date of the service. Deferred sales commissions and deferred set-up costs were included in other assets in the accompanying consolidated balance sheets and were $148,000 and $2,176,000, respectively, at September 30, 2026 and $220,000 and $1,840,000, respectively, at December 31, 2025. The table below shows the amortization of deferred sales commissions and deferred set-up costs, which is included in salaries and employee benefits in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Amortization of deferred sales commissions	$87	$171	$302	$461
Amortization of deferred set up costs	209	141	569	374
Total amortization of deferred costs	$296	$312	$871	$835
Given the nature of services provided, the Payments segment does not carry any material contract balances.
The table below shows the Payments segment’s revenue from transaction and network fees from external customers, which are disaggregated by customer category.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Broker fee income	$10,313	$7,131	$27,669	$18,752
Factor fee income	576	933	2,002	3,159
Other fee income	609	365	1,618	622
Total fee income	$11,498	$8,429	$31,289	$22,533
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
Capitalized contract costs consist of (i) deferred sales commissions that are incremental costs of obtaining customer contracts and (ii) deferred set-up costs, primarily direct payroll costs, for implementation services provided to customers prior to the launching of the Company’s products for general availability (go-live) to customers. Deferred sales commissions are amortized ratably over two years, taking into consideration the initial contract term, expected renewal periods, and sales commissions paid on such renewal periods. Deferred set-up costs are amortized ratably over four years which estimates the benefit period of the capitalized costs starting on the go-live date of the service. Deferred sales commissions and deferred set-up costs were included in other assets in the accompanying consolidated balance sheets and were not significant at September 30, 2026 and December 31, 2025. The amortization of deferred sales commissions and deferred set-up costs is included in salaries and employee benefits in the consolidated statements of income and was not significant for the nine months ended September 30, 2026 and 2025.
Given the nature of services provided, the Intelligence segment does not carry any material contract balances.
NOTE 16 — LESSOR OPERATING LEASES
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Fixed payments	$—	$389	$—	$1,071
Variable payments	—	229	—	665
Amortization of intangibles included in lease income	—	(18)	—	$(56)
Total lease income	$—	$600	$—	$1,680
NOTE 17 — BUSINESS SEGMENT INFORMATION
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)					Total	Corporate
Three Months Ended September 30, 2026	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$66,884	$54,051	$9,601	$—	$130,536	$34	$130,570
Intersegment interest allocations	9,566	(11,471)	1,905	—	—	—	—
Total interest expense	25,822	6	—	—	25,828	1,616	27,444
Net interest income (expense)	50,628	42,574	11,506	—	104,708	(1,582)	103,126
Credit loss expense (benefit)	3,260	1,469	130	—	4,859	361	5,220
Net interest income after credit loss expense	47,368	41,105	11,376	—	99,849	(1,943)	97,906
Noninterest income	6,836	1,989	11,768	2,360	22,953	(407)	22,546
Noninterest expense:
Salaries and employee benefits	15,123	12,068	9,249	2,756	39,196	19,670	58,866
Depreciation	1,480	680	165	16	2,341	782	3,123
Other occupancy, furniture and equipment	2,123	511	194	14	2,842	970	3,812
FDIC insurance and other regulatory assessments	1,656	—	—	—	1,656	—	1,656
Professional fees	2,483	615	517	100	3,715	1,801	5,516
Amortization of intangible assets	253	59	812	1,284	2,408	28	2,436
Advertising and promotion	372	487	361	119	1,339	342	1,681
Communications and technology	3,623	2,896	3,800	423	10,742	3,398	14,140
Software amortization	—	1,189	2,112	87	3,388	351	3,739
Travel and entertainment	203	117	220	86	626	853	1,479
Other	2,957	522	891	48	4,418	1,097	5,515
Total noninterest expense	30,273	19,144	18,321	4,933	72,671	29,292	101,963
Net intersegment noninterest income (expense)(2)	152	517	(669)	—	—	—	—
Net income (loss) before income tax expense	$24,083	$24,467	$4,154	$(2,573)	$50,131	$(31,642)	$18,489

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)					Total	Corporate
Three Months Ended September 30, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$64,931	$37,157	$6,769	$—	$108,857	$83	$108,940
Intersegment interest allocations	6,657	(9,600)	2,943	—	—	—	—
Total interest expense	19,391	6	—	—	19,397	1,710	21,107
Net interest income (expense)	52,197	27,551	9,712	—	89,460	(1,627)	87,833
Credit loss expense (benefit)	1,973	2,302	9	—	4,284	—	4,284
Net interest income after credit loss expense	50,224	25,249	9,703	—	85,176	(1,627)	83,549
Noninterest income	8,364	1,585	8,462	2,338	20,749	699	21,448
Noninterest expense:
Salaries and employee benefits	15,349	13,674	8,769	3,767	41,559	18,633	60,192
Depreciation	1,603	449	203	15	2,270	1,431	3,701
Other occupancy, furniture and equipment	2,134	525	152	17	2,828	1,333	4,161
FDIC insurance and other regulatory assessments	1,468	—	—	—	1,468	—	1,468
Professional fees	1,194	45	248	131	1,618	3,610	5,228
Amortization of intangible assets	385	193	904	1,360	2,842	114	2,956
Advertising and promotion	416	186	1,221	56	1,879	330	2,209
Communications and technology	4,541	2,251	2,713	381	9,886	2,409	12,295
Software amortization	—	952	1,550	12	2,514	354	2,868
Travel and entertainment	188	108	179	127	602	441	1,043
Other	4,393	702	1,155	70	6,320	1,273	7,593
Total noninterest expense	31,671	19,085	17,094	5,936	73,786	29,928	103,714
Net intersegment noninterest income (expense)(2)	158	463	(621)	—	—	—	—
Net income (loss) before income tax expense	$27,075	$8,212	$450	$(3,598)	$32,139	$(30,856)	$1,283

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)					Total	Corporate
Nine Months Ended September 30, 2026	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$188,876	$143,161	$25,724	$—	$357,761	$101	$357,862
Intersegment interest allocations	23,702	(30,275)	6,573	—	—	—	—
Total interest expense	64,937	19	—	—	64,956	4,860	69,816
Net interest income (expense)	147,641	112,867	32,297	—	292,805	(4,759)	288,046
Credit loss expense (benefit)	892	5,242	482	—	6,616	733	7,349
Net interest income after credit loss expense	146,749	107,625	31,815	—	286,189	(5,492)	280,697
Noninterest income	18,325	5,824	31,824	7,146	63,119	549	63,668
Noninterest expense:
Salaries and employee benefits	44,781	36,361	27,794	9,422	118,358	58,763	177,121
Depreciation	4,597	1,241	497	50	6,385	2,384	8,769
Other occupancy, furniture and equipment	6,267	1,470	498	54	8,289	2,742	11,031
FDIC insurance and other regulatory assessments	3,881	—	—	—	3,881	—	3,881
Professional fees	9,163	1,328	1,051	341	11,883	5,485	17,368
Amortization of intangible assets	791	307	2,441	3,850	7,389	49	7,438
Advertising and promotion	1,043	1,131	890	237	3,301	997	4,298
Communications and technology	12,125	7,675	9,742	1,140	30,682	8,527	39,209
Software amortization	—	3,376	5,865	222	9,463	1,053	10,516
Travel and entertainment	642	503	732	347	2,224	1,983	4,207
Other	9,313	1,759	3,290	388	14,750	3,270	18,020
Total noninterest expense	92,603	55,151	52,800	16,051	216,605	85,253	301,858
Net intersegment noninterest income (expense)(2)	421	1,550	(1,971)	—	—	—	—
Net income (loss) before income tax expense	$72,892	$59,848	$8,868	$(8,905)	$132,703	$(90,196)	$42,507

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)					Total	Corporate
Nine Months Ended September 30, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$193,275	$108,528	$18,362	$—	$320,165	$246	$320,411
Intersegment interest allocations	17,778	(26,535)	8,757	—	—	—	—
Total interest expense	54,427	8	—	—	54,435	5,082	59,517
Net interest income (expense)	156,626	81,985	27,119	—	265,730	(4,836)	260,894
Credit loss expense (benefit)	4,699	(54)	219	—	4,864	48	4,912
Net interest income after credit loss expense	151,927	82,039	26,900	—	260,866	(4,884)	255,982
Noninterest income	23,356	5,115	22,717	4,457	55,645	2,377	58,022
Noninterest expense:
Salaries and employee benefits	47,667	40,340	27,093	8,485	123,585	55,207	178,792
Depreciation	4,889	1,420	655	29	6,993	4,607	11,600
Other occupancy, furniture and equipment	6,132	1,570	483	38	8,223	4,620	12,843
FDIC insurance and other regulatory assessments	3,089	—	—	—	3,089	—	3,089
Professional fees	4,060	(5,375)	694	4,077	3,456	7,516	10,972
Amortization of intangible assets	1,155	579	3,873	2,422	8,029	727	8,756
Advertising and promotion	1,484	663	2,271	108	4,526	985	5,511
Communications and technology	14,813	6,963	7,637	886	30,299	6,555	36,854
Software amortization	56	2,671	4,159	14	6,900	825	7,725
Travel and entertainment	732	536	1,012	375	2,655	1,499	4,154
Other	10,628	4,213	3,174	220	18,235	6,196	24,431
Total noninterest expense	94,705	53,580	51,051	16,654	215,990	88,737	304,727
Net intersegment noninterest income (expense)(2)	450	1,311	(1,761)	—	—	—	—
Net income (loss) before income tax expense	$81,028	$34,885	$(3,195)	$(12,197)	$100,521	$(91,244)	$9,277
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

TRIUMPH FINANCIAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(2) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Three Months Ended September 30, 2026
Factoring revenue received from Payments	$—	$911	$(911)
Payments revenue received from Factoring	—	(261)	261
Banking revenue received from Payments and Factoring	152	(133)	(19)
Net intersegment noninterest income (expense)	$152	$517	$(669)

Three Months Ended September 30, 2025
Factoring revenue received from Payments	$—	$911	$(911)
Payments revenue received from Factoring	—	(329)	329
Banking revenue received from Payments and Factoring	158	(119)	(39)
Net intersegment noninterest income (expense)	$158	$463	$(621)

Nine months ended September 30, 2026
Factoring revenue received from Payments	$—	$2,732	$(2,732)
Payments revenue received from Factoring	—	(814)	814
Banking revenue received from Payments and Factoring	421	(368)	(53)
Net intersegment noninterest income (expense)	$421	$1,550	$(1,971)

Nine months ended September 30, 2025
Factoring revenue received from Payments	$—	$2,732	$(2,732)
Payments revenue received from Factoring	—	(1,082)	1,082
Banking revenue received from Payments and Factoring	450	(339)	(111)
Net intersegment noninterest income (expense)	$450	$1,311	$(1,761)

(Dollars in thousands)					Total	Corporate
September 30, 2026	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$5,039,288	$1,921,420	$829,395	$111,228	$7,901,331	$1,134,683	$(1,355,732)	$7,680,282
Gross loans	$3,446,431	$1,835,139	$402,935	$—	$5,684,505	$—	$—	$5,684,505

(Dollars in thousands)					Total	Corporate
December 31, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$4,480,124	$1,335,150	$774,979	$120,410	$6,710,663	$1,088,885	$(1,418,960)	$6,380,588
Gross loans	$3,525,447	$1,223,740	$242,120	$—	$4,991,307	$—	$—	$4,991,307

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
Overview
We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act, that offers a diversified line of banking, factoring, payments, and intelligence services. Our principal subsidiary is TBK Bank, SSB, a Texas state savings bank and the entity through which we offer substantially all of our products and services. Effective January, 1, 2025, we merged Triumph Financial Services LLC, the entity through which we previously conducted all of our factoring operations, with and into TBK Bank, SSB. As of September 30, 2026, we had consolidated total assets of $7.680 billion, total loans held for investment of $5.685 billion, total deposits of $6.468 billion and total stockholders’ equity of $978.6 million.
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
At September 30, 2026, our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Within such ecosystem, we operate our payments platform, which connects such parties to streamline and optimize the presentment, audit and payment of transportation invoices. We also act as capital provider to the Carrier industry through our factoring business. We have begun to offer data services through our Intelligence offerings. Our traditional banking operations provide stable, low cost deposits to support our operations, a diversified lending portfolio to add stability to our balance sheet, and a suite of traditional banking products and services to participants in the for-hire trucking ecosystem to deepen our relationship with such clients.
We have determined our reportable segments are Banking, Factoring, Payments and Intelligence. For the nine months ended September 30, 2026, our Banking segment generated 49% of our total segment revenue (comprised of interest and noninterest income), our Factoring segment generated 35% of our total segment revenue, our Payments segment generated 14% of our total segment revenue, and our Intelligence segment generated 2% of our total segment revenue.
Third Quarter 2026 Overview
Net income available to common stockholders for the three months ended September 30, 2026 was $12.6 million, or $0.52 per diluted share, compared to a net income to common stockholders for the three months ended September 30, 2025 of $0.9 million, or $0.04 per diluted share. For the three months ended September 30, 2026, our return on average common equity was 5.31% and our return on average assets was 0.69%.
Net income available to common stockholders for the nine months ended September 30, 2026 was $28.8 million, or $1.19 per diluted share, compared to net income available to common stockholders for the nine months ended September 30, 2025 of $3.7 million, or $0.16 per diluted share. For the nine months ended September 30, 2026, our return on average common equity was 4.16% and our return on average assets was 0.58%.
At September 30, 2026, we had total assets of $7.680 billion, including gross loans held for investment of $5.685 billion, compared to $6.381 billion of total assets and $4.991 billion of gross loans held for investment at December 31, 2025. Total loans held for investment increased $693.2 million during the nine months ended September 30, 2026. Our Banking loans, which constitute 61% of our total loan portfolio at September 30, 2026, decreased from $3.525 billion in aggregate as of December 31, 2025 to $3.446 billion as of September 30, 2026, a decrease of 2.2%. Our Factoring factored receivables, which constitute 32% of our total loan portfolio at September 30, 2026, increased from $1.221 billion in aggregate as of December 31, 2025 to $1.832 billion as of September 30, 2026, an increase of 50.1%. Our Payments factored receivables, which constitute 7% of our total loan portfolio at September 30, 2026, increased from $242.1 million in aggregate as of December 31, 2025 to $402.9 million as of September 30, 2026, an increase of 66.4%.
At September 30, 2026, we had total liabilities of $6.702 billion, including total deposits of $6.468 billion, compared to $5.439 billion of total liabilities and $4.950 billion of total deposits at December 31, 2025. Deposits increased $1.518 billion during the nine months ended September 30, 2026.

At September 30, 2026, we had total stockholders' equity of $978.6 million. During the nine months ended September 30, 2026, total stockholders’ equity increased $36.8 million. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 10.52% and 12.12%, respectively, at September 30, 2026.
The total dollar value of invoices purchased by our Factoring segment during the three months ended September 30, 2026 was $4.503 billion with an average invoice size of $2,247. The average transportation invoice size for the three months ended September 30, 2026 was $2,210. This compares to invoice purchase volume of $2.998 billion with an average invoice size of $1,727 and average transportation invoice size of $1,690 during the same period a year ago.
Our Payments segment processed 9.5 million invoices paying Carriers a total of $15.133 billion during the three months ended September 30, 2026. This compares to processed volume of 8.8 million invoices for a total of $10.662 billion during the same period a year ago.
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
•$7.9 million of legal expense recovery
•$3.8 million to recovery of previously charged-off acquired over-formula advances related to the aforementioned large carrier, and
•$3.8 million the counterparty of an indemnification asset associated with this matter.
The USPS Settlement had an $11.5 million positive impact on pretax net income for the year ended December 31, 2025, made up of the prior period impacts of the interest and fees, legal expense recovery, and the recovery of the previously charged-off acquired over-formula advances. The $19.4 million Misdirected Payments Receivable balance was legally discharged upon receipt of the settlement proceeds on July 10, 2025.
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

	Three Months Ended			Linked Quarter		Year over Year
(Dollars in thousands)	September 30, 2026	June 30, 2026	September 30, 2025	$ Change	% Change	$ Change	% Change
Transportation Revenue
Factoring revenue	$56,951	$52,993	$39,653	$3,958	7.5%	$17,298	43.6%
Intersegment noninterest income	(911)	(910)	(911)	(1)	(0.1)%	—	—%
Factoring revenue excluding intersegment noninterest income	$56,040	$52,083	$38,742	$3,957	7.6%	$17,298	44.6%

Payments revenue	$23,535	$22,296	$18,503	$1,239	5.6%	$5,032	27.2%
Intersegment noninterest income	(261)	(266)	(329)	5	(1.9)%	68	(20.7)%
Payments revenue excluding intersegment noninterest income	$23,274	$22,030	$18,174	$1,244	5.6%	$5,100	28.1%

Intelligence revenue	$2,360	$2,389	$2,338	$(29)	(1.2)%	$22	0.9%

Transportation revenue	$81,674	$76,502	$59,254	$5,172	6.8%	$22,420	37.8%
Our transportation revenues, particularly factoring revenue in our Factoring and Payments segments, are highly correlated to fluctuations in the freight markets, particularly in brokered freight, which is priced largely off the spot market (a reflection of real-time balance of carrier supply and shipper demand in the market) and subject to variability in diesel prices. The softness in freight since 2023 was a combination of falling volumes and excess capacity. Throughout those years, average rates per mile decreased and returned spot rates to levels last seen in 2019. For the spot rate market, the drop was a little higher than the drop in diesel prices over the same period. Spot rates had fallen below the cost per mile to operate for many carriers. As a result, we observed a number of small and medium-sized trucking companies either leave the market by signing on with larger carriers or electing to sell their fleets or companies and move on to other endeavors, though the pace of these exits has slowed recently. The confluence of these circumstances resulted in persistently low invoice prices and decreased prices of new and used equipment in recent years. Beginning in the fourth quarter of 2025 and continuing through 2026, capacity dynamics have shifted as increased CDL enforcement for non-domiciled drivers and heightened focus on English proficiency requirements reduced the effective supply of available drivers. This tightening in capacity began to rebalance the freight market, contributing to improved freight availability and rising spot rates. Over the same period, diesel prices also increased, driven primarily by higher crude oil prices and refinery constraints resulting in spot rates and fuel level reaching highs not seen in several years and driving improved revenue performance in our factoring segment.
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

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2026	2025	2026	2025
Income Statement Data:
Interest income	$130,570	$108,940	$357,862	$320,411
Interest expense	27,444	21,107	69,816	59,517
Net interest income	103,126	87,833	288,046	260,894
Credit loss expense (benefit)	5,220	4,284	7,349	4,912
Net interest income after credit loss expense (benefit)	97,906	83,549	280,697	255,982
Noninterest income	22,546	21,448	63,668	58,022
Noninterest expense	101,963	103,714	301,858	304,727
Net income (loss) before income taxes	18,489	1,283	42,507	9,277
Income tax expense (benefit)	5,060	(425)	11,353	3,132
Net income (loss)	$13,429	$1,708	$31,154	$6,145
Dividends on preferred stock	(801)	(801)	(2,404)	(2,404)
Net income available (loss) to common stockholders	$12,628	$907	$28,750	$3,741

Per Share Data:
Basic earnings (loss) per common share	$0.53	$0.04	$1.21	$0.16
Diluted earnings (loss) per common share	$0.52	$0.04	$1.19	$0.16
Weighted average shares outstanding - basic	23,911,970	23,752,331	23,855,275	23,569,712
Weighted average shares outstanding - diluted	24,145,411	23,924,858	24,095,131	23,795,449

Performance ratios - Annualized:
Return on average assets	0.69%	0.11%	0.58%	0.13%
Return on average total equity	5.39%	0.73%	4.29%	0.90%
Return on average common equity	5.31%	0.41%	4.16%	0.58%
Return on average tangible common equity (1)	9.18%	0.76%	7.32%	0.94%
Yield on loans	8.43%	8.17%	8.25%	8.31%
Cost of interest bearing deposits	4.42%	2.36%	3.38%	2.24%
Cost of total deposits	1.57%	1.35%	1.43%	1.28%
Cost of total funds	1.64%	1.55%	1.52%	1.51%
Net interest margin	5.93%	6.29%	6.04%	6.40%
Net noninterest expense to average assets	4.09%	5.08%	4.43%	5.27%

(Dollars in thousands, except per share amounts)	September 30, 2026	December 31, 2025
Balance Sheet Data:
Total assets	$7,680,282	$6,380,588
Cash and cash equivalents	1,032,524	248,471
Investment securities	206,599	370,415
Loans held for investment, net	5,645,910	4,954,796
Total liabilities	6,701,722	5,438,817
Noninterest bearing deposits	4,268,448	1,901,638
Interest bearing deposits	2,199,525	3,048,578
FHLB advances	—	280,000
Subordinated notes	70,000	69,879
Junior subordinated debentures	43,491	42,991
Total stockholders’ equity	978,560	941,771
Preferred stockholders' equity	45,000	45,000
Common stockholders' equity	933,560	896,771

Per Share Data:
Book value per share	$39.03	$37.73
Tangible book value per share (1)	$22.47	$20.77
Shares outstanding end of period	23,921,510	23,765,385

Asset Quality ratios(2):
Past due to total loans	3.08%	2.72%
Nonperforming loans to total loans	2.64%	1.15%
Nonperforming assets to total assets	2.01%	1.10%
ACL to nonperforming loans	25.67%	63.44%
ACL to total loans	0.68%	0.73%
Net charge-offs to average loans(3)	0.09%	0.38%

Capital ratios:
Tier 1 capital to average assets	8.89%	9.86%
Tier 1 capital to risk-weighted assets	10.52%	10.74%
Common equity Tier 1 capital to risk-weighted assets	9.09%	9.16%
Total capital to risk-weighted assets	12.12%	12.71%
Total stockholders' equity to total assets	12.74%	14.76%
Tangible common stockholders' equity ratio (1)	7.38%	8.26%
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
(3)Net charge-offs to average loans ratios are for the nine months ended September 30, 2026 and the year ended December 31, 2025.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2026	2025	2026	2025
Average total stockholders' equity	$988,361	$925,459	$969,880	$912,725
Average preferred stock liquidation preference	(45,000)	(45,000)	(45,000)	(45,000)
Average total common stockholders' equity	943,361	880,459	924,880	867,725
Average goodwill and other intangibles	(397,546)	(408,025)	(399,768)	(338,324)
Average tangible common equity	$545,815	$472,434	$525,112	$529,401

Net income available to common stockholders	$12,628	$907	$28,750	$3,741
Average tangible common equity	545,815	472,434	525,112	529,401
Return on average tangible common equity	9.18%	0.76%	7.32%	0.94%

Net noninterest expense to average assets ratio:
Total noninterest expense	$101,963	$103,714	$301,858	$304,727
Total noninterest income	22,546	21,448	63,668	58,022
Net noninterest expenses	$79,417	$82,266	$238,190	$246,705
Average total assets	$7,705,979	$6,425,267	$7,183,152	$6,263,681
Net noninterest expense to average assets ratio	4.09%	5.08%	4.43%	5.27%

(Dollars in thousands, except per share amounts)	September 30, 2026	December 31, 2025
Total stockholders' equity	$978,560	$941,771
Preferred stock liquidation preference	(45,000)	(45,000)
Total common stockholders' equity	933,560	896,771
Goodwill and other intangibles	(396,061)	(403,184)
Tangible common stockholders' equity	$537,499	$493,587
Common shares outstanding	23,921,510	23,765,385
Tangible book value per share	$22.47	$20.77

Total assets at end of period	$7,680,282	$6,380,588
Goodwill and other intangibles	(396,061)	(403,184)
Tangible assets at period end	$7,284,221	$5,977,404
Tangible common stockholders' equity ratio	7.38%	8.26%

Results of Operations
Three months ended September 30, 2026 compared with three months ended September 30, 2025.
Net Income
We earned net income of $13.4 million for the three months ended September 30, 2026 compared to net income of $1.7 million for the three months ended September 30, 2025, an increase of $11.7 million.

	Three Months Ended September 30, 2026
(Dollars in thousands, except per share amounts)	2026	2025	$ Change	% Change
Interest income	$130,570	$108,940	$21,630	19.9%
Interest expense	27,444	21,107	6,337	30.0%
Net interest income	103,126	87,833	15,293	17.4%
Credit loss expense (benefit)	5,220	4,284	936	21.8%
Net interest income after credit loss expense (benefit)	97,906	83,549	14,357	17.2%
Noninterest income	22,546	21,448	1,098	5.1%
Noninterest expense	101,963	103,714	(1,751)	(1.7)%
Net income (loss) before income taxes	18,489	1,283	17,206	1341.1%
Income tax expense (benefit)	5,060	(425)	5,485	(1290.6)%
Net income (loss)	$13,429	$1,708	$11,721	686.2%
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

	Three Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Average Rate(5)	Average Balance	Interest	Average Rate(5)
Interest earning assets:
Cash and cash equivalents	1,189,410	11,201	3.74%	268,704	2,987	4.41%
Taxable securities	231,030	3,012	5.17%	388,181	5,473	5.59%
Tax-exempt securities	2,275	15	2.62%	2,511	16	2.53%
FHLB and other restricted stock	3,171	167	20.89%	13,176	223	6.71%
Loans (1)	5,470,659	116,175	8.43%	4,864,878	100,241	8.17%
Total interest earning assets	6,896,545	130,570	7.51%	5,537,450	108,940	7.81%
Noninterest earning assets:
Cash and cash equivalents	67,528			78,149
Other noninterest earning assets	741,906			809,668
Total assets	7,705,979			6,425,267
Interest bearing liabilities:
Deposits:
Interest bearing demand(2)	669,924	16,616	9.84%	689,220	856	0.49%
Individual retirement accounts	34,623	109	1.25%	40,176	125	1.23%
Money market	685,341	4,503	2.61%	584,459	3,989	2.71%
Savings	563,083	1,815	1.28%	518,854	1,480	1.13%
Certificates of deposit	209,172	1,254	2.38%	228,802	1,497	2.60%
Brokered time deposits	125,150	1,219	3.86%	744,436	8,017	4.27%
Other brokered deposits	33,398	311	3.69%	142,814	1,568	4.36%
Total interest bearing deposits(2)	2,320,691	25,827	4.42%	2,948,761	17,532	2.36%
Federal Home Loan Bank advances	—	—	—%	166,141	1,865	4.45%
Subordinated notes	69,989	634	3.59%	69,797	661	3.76%
Junior subordinated debentures	43,394	983	8.99%	42,729	1,049	9.74%
Total interest bearing liabilities	2,434,074	27,444	4.47%	3,227,428	21,107	2.59%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	4,189,274			2,188,828
Other liabilities	94,270			83,552
Total equity	988,361			925,459
Total liabilities and equity	7,705,979			6,425,267
Net interest income		103,126			87,833
Interest spread (3)			3.04%			5.22%
Net interest margin (4)			5.93%			6.29%
(1)Balance totals include respective nonaccrual assets.
(2)See discussion below regarding mortgage warehouse clients' noninterest bearing servicing deposits.
(3)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(4)Net interest margin is the ratio of net interest income to average interest earning assets.
(5)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Three Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Banking	$3,381,276	$52,523	6.16%	$3,484,400	$56,314	6.41%
Factoring	1,721,365	54,051	12.46%	1,167,092	37,157	12.63%
Payments	368,018	9,601	10.35%	213,386	6,769	12.59%
Total loans	$5,470,659	$116,175	8.43%	$4,864,878	$100,240	8.17%
We earned net interest income of $103.1 million for the three months ended September 30, 2026 compared to $87.8 million for the three months ended September 30, 2025, an increase of $15.3 million, or 17.4%, primarily driven by the following factors.
Interest income increased $21.6 million, or 19.9%, due to changes in average interest earning assets which increased $1.359 billion, or 24.5%, including an increase in average total loans of $605.8 million, or 12.5%. The average balance of our higher yielding Factoring factored receivables increased $554.3 million, or 47.5%, and our average Payments factored receivables increased $154.6 million, or 72.5%. Average Banking loans decreased $103.1 million, or 3.0% due to decreases in the average balances of commercial real estate, construction, land development, and land, farmland, and consumer loans. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $1.094 billion for the three months ended September 30, 2026 compared to $1.149 billion for the three months ended September 30, 2025.
Interest expense increased $6.3 million, or 30.0%, primarily driven by $15.7 million of deposit interest expense incurred in the current period from mortgage warehouse earnings interest rebates that exceeded interest earned on a given client's loans (see detailed discussion of this arrangement below). The impact of the excess mortgage warehouse rebates was partially offset by a decrease in total average interest-bearing liabilities of $793.4 million, or 24.6%, period over period, including a decrease in average total interest bearing deposits of $628.1 million, or 21.3% and a decrease in average FHLB borrowings of $166.1 million, or 100.0%. Increases and decreases in interest rates paid on our interest bearing liabilities were mixed. Average noninterest bearing demand deposits grew $2.000 billion primarily due to the recent influx of mortgage warehouse client deposits.
Net interest margin decreased to 5.93% for the three months ended September 30, 2026 from 6.29% for the three months ended September 30, 2025, a decrease of 36 basis points or 5.7%.
The decrease in our net interest margin was largely driven by lower short-term interest rates as the target Fed Funds rate was lower in the current period than in the same period in 2025, along with a higher proportion of our earning assets held in cash and cash equivalents.
Our yield on interest earning assets decreased 30 basis points to 7.51% for the three months ended September 30, 2026. This decrease was primarily driven by an increase in lower yielding cash and cash equivalent balances, partially offset by higher yields on loans which increased 26 basis points to 8.43% for the period. Our higher yielding Factoring factored receivables as a percentage of the total loan portfolio increased period over period which had an upward impact on our overall loan yield.
Our average cost of interest bearing liabilities increased by 188 basis points. This increase in average cost was caused by the aforementioned excess mortgage warehouse rebates associated with mortgage warehouse client deposits.

Our mortgage warehouse business is more than self-funded due to the noninterest bearing servicing deposits of its clients. The average balance of such deposits was $2.575 billion and $838.4 million for the three months ended September 30, 2026 and 2025, respectively. Given their legal form, these deposits are classified as noninterest bearing deposits on our balance sheet. Despite their classification, many of these deposits are not truly free of cost as we compensate our clients for these balances in the form of an earnings interest rebate rather than deposit interest. As a result, such noninterest bearing deposits first decrease our loan yield before increasing our deposit rates. During the three months ended September 30, 2026, these deposits decreased our overall yield on loans by 38 bps and our overall cost of deposits and cost of funds would have been 33 bps and 32 bps higher, respectively. During the three months ended September 30, 2025, these deposits decreased our overall yield on loans by 63 bps and our overall cost of deposits and cost of funds would have been 60 bps and 56 bps higher, respectively. Because of the recent influx of these deposits, some clients hold significantly higher deposit balances than loan balances. As a result, we are now, in some cases, paying out more in rebates than we earn in interest on a given client’s loans. In those cases, we are recording that excess rebate as deposit interest expense. Whether recorded as interest expense or an offset to interest income, the effect on net interest income and net income is the same: these are profitable funds as they displace more expensive wholesale funding and can be invested risk-free above their cost. During the three months ended September 30, 2026 and September 30, 2025, deposit interest expense recognized on these deposits was $15.7 million and $0, respectively.
The following table shows the impact of mortgage warehouse excess rebates:

	Three Months Ended September 30,
	2026
(Dollars in thousands)	Average Balance	Interest	Average Rate(1)
Interest bearing demand deposits	$669,924	$16,616	9.84%
Mortgage warehouse excess rebates	$669,924	15,710	9.30%
Interest bearing demand deposits excluding mortgage warehouse excess rebates	$669,924	$906	0.54%

Total interest bearing deposits	$2,320,691	$25,827	4.42%
Mortgage warehouse excess rebates	$2,320,691	15,710	2.69%
Total interest bearing deposits excluding mortgage warehouse excess rebates	$2,320,691	$10,117	1.73%
(1)Ratios have been annualized.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing:

	Three Months Ended
	September 30, 2026 vs. 2025
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$(457)	$8,671	$8,214
Taxable securities	(412)	(2,049)	(2,461)
Tax-exempt securities	1	(2)	(1)
FHLB and other restricted stock	471	(527)	(56)
Loans	3,070	12,864	15,934
Total interest income	2,673	18,957	21,630
Interest bearing liabilities:
Interest bearing demand	16,239	(479)	15,760
Individual retirement accounts	1	(17)	(16)
Money market	(149)	663	514
Savings	192	143	335
Certificates of deposit	(125)	(118)	(243)
Brokered time deposits	(766)	(6,032)	(6,798)
Other brokered deposits	(238)	(1,019)	(1,257)
Total interest bearing deposits	15,154	(6,859)	8,295
Federal Home Loan Bank advances	—	(1,865)	(1,865)
Subordinated notes	(29)	2	(27)
Junior subordinated debentures	(81)	15	(66)
Other borrowings	—	—	—
Total interest expense	15,044	(8,707)	6,337
Change in net interest income	$(12,371)	$27,664	$15,293
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
The following table presents the major categories of credit loss expense:

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Credit loss expense (benefit) on loans	$5,028	$4,249	$779	18.3%
Credit loss expense (benefit) on off balance sheet credit exposures	(169)	35	(204)	(582.9)%
Credit loss expense (benefit) on held to maturity securities	361	—	361	100.0%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense (benefit)	$5,220	$4,284	$936	21.8%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At September 30, 2026 and June 30, 2026, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the three months ended September 30, 2026. The same was true for the same period in the prior year.
The ACL on held to maturity ("HTM") securities is estimated at each measurement date on a collective basis by major security type. At September 30, 2026 and December 31, 2025, the Company’s held to maturity ("HTM") securities consisted of investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At September 30, 2026 and June 30, 2026, the Company carried $3.0 million and $3.1 million, respectively, of these HTM securities at amortized cost. The required ACL on these balances was $2.5 million at September 30, 2026 and $2.1 million at June 30, 2026. We recognized credit loss expense on HTM securities of $0.4 million during the current quarter. We recognized no credit loss expense on HTM securities during the quarter ended September 30, 2025. None of the overcollateralization triggers tied to the CLO securities were tripped as of September 30, 2026. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $38.6 million as of September 30, 2026, compared to $36.5 million as of December 31, 2025, representing an ACL to total loans ratio of 0.68% and 0.73%, respectively.
Our credit loss expense on loans increased $0.8 million, or 18.3%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
The increase in credit loss expense on loans was primarily driven by changes in required specific reserves. Such specific reserves increased $4.3 million during the three months ended September 30, 2026 compared to a decrease of $5.5 million during the same period a year ago. Further, changes in volume and mix of the loan portfolio resulted in credit loss expense of $1.4 million during the three months ended September 30, 2026 compared to $0.2 million of credit loss expense during the same period a year ago. The increase in credit loss expense was partially offset by changes to projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods to calculate expected losses which resulted in a benefit to credit loss expense of $0.7 million during the three months ended September 30, 2026 compared to $0.2 million of credit loss expense during the same period a year ago. Implementation of the updated DCF ACL models during the three months ended September 30, 2026 resulted in a $1.2 million reduction in required ACL which is reflected as a benefit to current period credit loss expense. During the three months ended September 30, 2026, we had net charge-offs of $1.2 million compared to net charge-offs of $9.4 million during the same period a year ago.
Credit loss expense for off balance sheet credit exposures decreased $0.2 million, primarily due to changes to outstanding commitments to fund and changes to assumed loss rates period over period.
Noninterest Income
The following table presents our major categories of noninterest income:

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Service charges on deposits	$1,870	$1,847	$23	1.2%
Card income	2,142	1,968	174	8.8%
Net gains (losses) on sale of loans	99	119	(20)	(16.8)%
Net gains (losses) on disposal of premises and equipment	333	(3)	336	N/M
Fee income	15,701	14,305	1,396	9.8%
Insurance commissions	1,201	1,481	(280)	(18.9)%
Other	1,200	1,731	(531)	(30.7)%
Total noninterest income	$22,546	$21,448	$1,098	5.1%

Noninterest income increased $1.1 million, or 5.1%. Changes in selected components of noninterest income in the above table are discussed below.
•Fee income. Fee income increased $1.4 million due to a $3.1 million increase in fee income from our Payments segment, partially offset by a $1.4 million decrease in fee income from insurance services. There were no other significant changes within the components of fee income.
•Other. Other noninterest income decreased $0.5 million. Other noninterest income for the three months ended September 30, 2025 included $0.6 million of rental income generated by the property purchased for the purpose of constructing a future headquarters for Triumph that was subsequently sold in December 2025 and a net gain on sale of other assets of $0.3 million that did not repeat in the current period. Partially offsetting these decreases, the Company experienced an unrealized gain on the market value of its revenue share asset of $0.2 million during the three months ended September 30, 2026 compared to a $0.3 million loss during the same period a year ago.
Noninterest Expense
The following table presents our major categories of noninterest expense:

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Salaries and employee benefits	$58,866	$60,192	$(1,326)	(2.2)%
Occupancy, furniture and equipment	6,935	7,862	(927)	(11.8)%
FDIC insurance and other regulatory assessments	1,656	1,468	188	12.8%
Professional fees	5,516	5,228	288	5.5%
Amortization of intangible assets	2,436	2,956	(520)	(17.6)%
Advertising and promotion	1,681	2,209	(528)	(23.9)%
Communications and technology	14,140	12,295	1,845	15.0%
Software amortization	3,739	2,868	871	30.4%
Travel and entertainment	1,479	1,043	436	41.8%
Other	5,515	7,593	(2,078)	(27.4)%
Total noninterest expense	$101,963	$103,714	$(1,751)	(1.7)%
Noninterest expense decreased $1.8 million, or 1.7%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses decreased $1.3 million, or 2.2%. Our average full-time equivalent employees were 1,436.7 and 1,504.0 for the three months ended September 30, 2026 and 2025, respectively. Employee salaries decreased $0.4 million, severance expense decreased $2.6 million, and temporary labor decreased $0.1 million. These decreases were offset by an increase in bonus expense of $1.1 million, an increase in commissions expense of $0.5 million, and an increase in employee benefits such as 401(k) benefits match, employee insurance and stock based compensation of $0.2 million.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses decreased $0.9 million, or 11.8%, primarily due to a $0.6 million decrease in depreciation expense and a $0.3 million decrease in occupancy expense mostly driven by the sale of the building in December 2025 that had been purchased for the purpose of constructing a future headquarters for Triumph.
•Amortization of Intangible Assets. Amortization of intangible assets decreased $0.5 million, or 17.6%, primarily due to the natural decline in expense associated with the accelerated amortization methodology applied to the majority of our intangible assets.
•Advertising and Promotion. Advertising and promotion decreased $0.5 million, or 23.9%, primarily due to a decrease in such activity period over period.
•Communication and Technology. Communication and technology increased $1.8 million, or 15.0%, primarily due to increases in technology license and software maintenance costs and end user computing costs, partially offset by a decrease in data processing costs.

•Software Amortization. Software amortization expense increased $0.9 million, or 30.4%, primarily due to additional software assets coming on line during late 2025 and early 2026.
•Other. Other noninterest expense, which includes loan-related expenses, training and recruiting, postage, insurance, and subscription services, decreased $2.1 million, or 27.4%, primarily due to a $0.8 million decrease in loan related expenses and a $0.3 million decrease in fraud expense. There were no other significant changes within the components of other noninterest expense.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense increased $5.5 million, from a benefit of $0.4 million for the three months ended September 30, 2025 to $5.1 million for the three months ended September 30, 2026. The effective tax rate was 27% for the three months ended September 30, 2026, compared to (33)% for the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2026 was impacted by increased state income taxes. The effective tax rate for the three months ended September 30, 2025 was impacted by lower actual pre-tax income, an increase in the estimated research and development tax credit and discrete tax items, and higher expected pre-tax income which dilutes the impact of our unfavorable permanent items.
Operating Segment Results
See Note 17 – Business Segment Information in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report for a description of our reportable segments.
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)					Total	Corporate
Three Months Ended September 30, 2026	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$66,884	$54,051	$9,601	$—	$130,536	$34	$130,570
Intersegment interest allocations	9,566	(11,471)	1,905	—	—	—	—
Total interest expense	25,822	6	—	—	25,828	1,616	27,444
Net interest income (expense)	50,628	42,574	11,506	—	104,708	(1,582)	103,126
Credit loss expense (benefit)	3,260	1,469	130	—	4,859	361	5,220
Net interest income after credit loss expense	47,368	41,105	11,376	—	99,849	(1,943)	97,906
Noninterest income	6,836	1,989	11,768	2,360	22,953	(407)	22,546
Noninterest expense:
Salaries and employee benefits	15,123	12,068	9,249	2,756	39,196	19,670	58,866
Depreciation	1,480	680	165	16	2,341	782	3,123
Other occupancy, furniture and equipment	2,123	511	194	14	2,842	970	3,812
FDIC insurance and other regulatory assessments	1,656	—	—	—	1,656	—	1,656
Professional fees	2,483	615	517	100	3,715	1,801	5,516
Amortization of intangible assets	253	59	812	1,284	2,408	28	2,436
Advertising and promotion	372	487	361	119	1,339	342	1,681
Communications and technology	3,623	2,896	3,800	423	10,742	3,398	14,140
Software amortization	—	1,189	2,112	87	3,388	351	3,739
Travel and entertainment	203	117	220	86	626	853	1,479
Other	2,957	522	891	48	4,418	1,097	5,515
Total noninterest expense	30,273	19,144	18,321	4,933	72,671	29,292	101,963
Net intersegment noninterest income (expense)(2)	152	517	(669)	—	—	—	—
Net income (loss) before income tax expense	$24,083	$24,467	$4,154	$(2,573)	$50,131	$(31,642)	$18,489

(Dollars in thousands)					Total	Corporate
Three Months Ended September 30, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$64,931	$37,157	$6,769	$—	$108,857	$83	$108,940
Intersegment interest allocations	6,657	(9,600)	2,943	—	—	—	—
Total interest expense	19,391	6	—	—	19,397	1,710	21,107
Net interest income (expense)	52,197	27,551	9,712	—	89,460	(1,627)	87,833
Credit loss expense (benefit)	1,973	2,302	9	—	4,284	—	4,284
Net interest income after credit loss expense	50,224	25,249	9,703	—	85,176	(1,627)	83,549
Noninterest income	8,364	1,585	8,462	2,338	20,749	699	21,448
Noninterest expense:
Salaries and employee benefits	15,349	13,674	8,769	3,767	41,559	18,633	60,192
Depreciation	1,603	449	203	15	2,270	1,431	3,701
Other occupancy, furniture and equipment	2,134	525	152	17	2,828	1,333	4,161
FDIC insurance and other regulatory assessments	1,468	—	—	—	1,468	—	1,468
Professional fees	1,194	45	248	131	1,618	3,610	5,228
Amortization of intangible assets	385	193	904	1,360	2,842	114	2,956
Advertising and promotion	416	186	1,221	56	1,879	330	2,209
Communications and technology	4,541	2,251	2,713	381	9,886	2,409	12,295
Software amortization	—	952	1,550	12	2,514	354	2,868
Travel and entertainment	188	108	179	127	602	441	1,043
Other	4,393	702	1,155	70	6,320	1,273	7,593
Total noninterest expense	31,671	19,085	17,094	5,936	73,786	29,928	103,714
Net intersegment noninterest income (expense)(2)	158	463	(621)	—	—	—	—
Net income (loss) before income tax expense	$27,075	$8,212	$450	$(3,598)	$32,139	$(30,856)	$1,283
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
(2) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Three Months Ended September 30, 2026
Factoring revenue received from Payments	$—	$911	$(911)
Payments revenue received from Factoring	—	(261)	261
Banking revenue received from Payments and Factoring	152	(133)	(19)
Net intersegment noninterest income (expense)	$152	$517	$(669)

Three Months Ended September 30, 2025
Factoring revenue received from Payments	$—	$911	$(911)
Payments revenue received from Factoring	—	(329)	329
Banking revenue received from Payments and Factoring	158	(119)	(39)
Net intersegment noninterest income (expense)	$158	$463	$(621)

(Dollars in thousands)					Total	Corporate
September 30, 2026	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$5,039,288	$1,921,420	$829,395	$111,228	$7,901,331	$1,134,683	$(1,355,732)	$7,680,282
Gross loans	$3,446,431	$1,835,139	$402,935	$—	$5,684,505	$—	$—	$5,684,505

(Dollars in thousands)					Total	Corporate
December 31, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$4,480,124	$1,335,150	$774,979	$120,410	$6,710,663	$1,088,885	$(1,418,960)	$6,380,588
Gross loans	$3,525,447	$1,223,740	$242,120	$—	$4,991,307	$—	$—	$4,991,307
Banking

(Dollars in thousands)	Three Months Ended September 30,
Banking	2026	2025	$ Change	% Change
Total interest income	$66,884	$64,931	$1,953	3.0%
Intersegment interest allocations	9,566	6,657	2,909	43.7%
Total interest expense	25,822	19,391	6,431	33.2%
Net interest income (expense)	50,628	52,197	(1,569)	(3.0)%
Credit loss expense (benefit)	3,260	1,973	1,287	65.2%
Net interest income after credit loss expense	47,368	50,224	(2,856)	(5.7)%
Noninterest income	6,836	8,364	(1,528)	(18.3)%
Noninterest expense:
Salaries and employee benefits	15,123	15,349	(226)	(1.5)%
Depreciation	1,480	1,603	(123)	(7.7)%
Other occupancy, furniture and equipment	2,123	2,134	(11)	(0.5)%
FDIC insurance and other regulatory assessments	1,656	1,468	188	12.8%
Professional fees	2,483	1,194	1,289	108.0%
Amortization of intangible assets	253	385	(132)	(34.3)%
Advertising and promotion	372	416	(44)	(10.6)%
Communications and technology	3,623	4,541	(918)	(20.2)%
Software amortization	—	—	—	—%
Travel and entertainment	203	188	15	8.0%
Other	2,957	4,393	(1,436)	(32.7)%
Total noninterest expense	30,273	31,671	(1,398)	(4.4)%
Net intersegment noninterest income (expense)	152	158	(6)	(3.8)%
Operating income (loss)	$24,083	$27,075	$(2,992)	(11.1)%
Our Banking segment’s operating income decreased $3.0 million, or 11.1%.
Interest income increased $2.0 million, or 3.0%, at our Banking segment primarily due to increased interest income from cash deposits driven by an increase in the average balance of cash and cash equivalents period over period as a result of increased noninterest bearing deposit balances. This increase was partially offset by decreases in interest income from loans and securities. Average loans in our Banking segment, excluding intersegment loans, decreased 3.0% from $3.484 billion for the three months ended September 30, 2025 to $3.381 billion for the three months ended September 30, 2026, and our yields on these loans decreased period over period. The average balance of and yield on our debt securities also decreased period over period.
Intersegment interest income allocated to our Banking segment increased period over period due to increased funding provided to our Factoring segment resulting in increased intersegment interest allocation from such segment, partially offset by a decrease in intersegment interest allocations to our Payments segment.
Interest expense increased $6.4 million, or 33.2%, primarily driven by $15.7 million of deposit interest expense from mortgage warehouse earnings interest rebates that exceeded interest earned on a given client's loans, partially offset by lower average balances and decreased rates on our interest bearing liabilities.

Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $3.4 million for the three months ended September 30, 2026 compared to credit loss expense on loans of $1.9 million for the three months ended September 30, 2025. The increase in credit loss expense was the result of increased required specific reserves and changes in volume and mix of our Banking segment's loan portfolio period over period. These increases were partially offset by decreased charge-offs and changes to the projected loss drivers and prepayment speeds that the company forecasted over the reasonable and supportable forecast periods. Additionally, the Banking segment absorbed the entire $1.2 million reduction in required ACL driven by our adoption of the new DCF ACL models.
Credit loss expense for off balance sheet credit exposures at our Banking segment decreased $0.2 million, from credit loss expense of $35 thousand for the three months ended September 30, 2025 to a benefit of $0.2 million for the three months ended September 30, 2026, primarily due to changes to outstanding commitments to fund and changes to assumed loss rates period over period.
Noninterest income at our Banking segment decreased period over period, primarily due to a $1.4 million decrease in fee income from insurance services.
Noninterest expense at our Banking segment decreased period over period the details of which are illustrated in the table above.
Year to date, our aggregate outstanding balances for our banking products, excluding intercompany loans, has decreased $79.0 million, or 2.2%, to $3.446 billion as of September 30, 2026. The following table sets forth our banking loans:

(Dollars in thousands)	September 30, 2026	December 31, 2025	$ Change	% Change
Banking
Commercial real estate	$662,836	$730,435	$(67,599)	(9.3)%
Construction, land development, land	196,488	224,214	(27,726)	(12.4)%
1-4 family residential	255,441	193,508	61,933	32.0%
Farmland	40,534	43,433	(2,899)	(6.7)%
Commercial - General	340,154	313,696	26,458	8.4%
Commercial - Agriculture	51,229	42,588	8,641	20.3%
Commercial - Equipment	669,355	587,926	81,429	13.9%
Commercial - Asset-based lending	97,933	180,012	(82,079)	(45.6)%
Commercial - Liquid Credit	34,446	36,482	(2,036)	(5.6)%
Consumer	17,003	16,819	184	1.1%
Mortgage Warehouse	1,081,012	1,156,334	(75,322)	(6.5)%
Total banking loans	$3,446,431	$3,525,447	$(79,016)	(2.2)%

Factoring

(Dollars in thousands)	Three Months Ended September 30,
Factoring	2026	2025	$ Change	% Change
Total interest income	$54,051	$37,157	$16,894	45.5%
Intersegment interest allocations	(11,471)	(9,600)	(1,871)	(19.5)%
Total interest expense	6	6	—	—%
Net interest income (expense)	42,574	27,551	15,023	54.5%
Credit loss expense (benefit)	1,469	2,302	(833)	(36.2)%
Net interest income (expense) after credit loss expense	41,105	25,249	15,856	62.8%
Noninterest income	1,989	1,585	404	25.5%
Noninterest expense:
Salaries and employee benefits	12,068	13,674	(1,606)	(11.7)%
Depreciation	680	449	231	51.4%
Other occupancy, furniture and equipment	511	525	(14)	(2.7)%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	615	45	570	1,266.7%
Amortization of intangible assets	59	193	(134)	(69.4)%
Advertising and promotion	487	186	301	161.8%
Communications and technology	2,896	2,251	645	28.7%
Software amortization	1,189	952	237	24.9%
Travel and entertainment	117	108	9	8.3%
Other	522	702	(180)	(25.6)%
Total noninterest expense	19,144	19,085	59	0.3%
Net intersegment noninterest income (expense)	517	463	54	11.7%
Net income (loss) before income tax expense	$24,467	$8,212	$16,255	197.9%

	Three Months Ended September 30,
	2026	2025
Factored receivable period end balance	$1,832,253,000	$1,193,849,000
Commercial loans period end balance	$2,886,000	$3,173,000
Yield on average receivable balance	12.46%	12.63%
Current quarter charge-off rate	0.05%	0.33%
Factored receivables - transportation concentration	97%	96%

Interest income, including fees	$54,051,000	$37,157,000
Non-interest income	1,989,000	1,585,000
Intersegment noninterest income	911,000	911,000
Factored receivable total revenue	56,951,000	39,653,000
Average net funds employed	1,635,226,000	1,097,229,000
Yield on average net funds employed	13.82%	14.34%

Operating income (loss)	$24,467,000	$8,212,000
Factoring total revenue	$56,951,000	$39,653,000
Operating margin(1)	42.96%	20.71%

Accounts receivable purchased	$4,503,394,000	$2,997,895,000
Number of invoices purchased	2,004,137	1,735,860
Average invoice size	$2,247	$1,727
Average invoice size - transportation	$2,210	$1,690
Average invoice size - non-transportation	$7,584	$4,381
(1)Operating margin is a non-GAAP financial measure used as a supplemental measure to evaluate the performance of our Factoring segment. It provides meaningful supplemental information regarding the segment's operational performance and enhances investors' overall understanding of the Factoring segment's profitability and operational efficiency.
Our Factoring segment’s operating income increased $16.3 million, or 197.9%.
Our average invoice size increased 30.1% from $1,727 for the three months ended September 30, 2025 to $2,247 for the three months ended September 30, 2026. This increase is the result of a broad increase in transportation invoice prices across the industry as capacity exits and rising fuel costs began to impact pricing. Additionally, the number of invoices purchased increased 15.5% period over period.
Net interest income at our Factoring segment increased period over period. Overall average net funds employed (“NFE”) increased 49.0% during the three months ended September 30, 2026 compared to the same period in 2025. The increase in average NFE was the result of increased invoice purchase volume and increased average invoice sizes. See further discussion under the Recent Developments: Transportation Update section. We maintained a high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was at 97% at September 30, 2026 and 96% at September 30, 2025. Net interest income at our Factoring segment was also impacted by an increase in intersegment interest allocation charges period over period driven by higher average balances at our Factoring segment, partially offset by lower intercompany rates consistent with lower rates in the broader macro economy period over period.
Credit loss expense at our Factoring segment is made up of credit loss expense related to factored receivables and loans at our Factoring segment as well as credit loss expense related to off balance sheet commitments to lend, if any. Credit loss expense related to factored receivables and loans was $1.5 million for the three months ended September 30, 2026 compared to credit loss expense on factored receivables of $2.3 million for the three months ended September 30, 2025. The decrease in credit loss expense at our Factoring segment was driven by decreased net charge-offs and, to a lesser extent, a small reduction in required ACL driven by changes to assumed loss rates. The decrease was partially offset by increased required specific reserves and changes in the volume and mix of the portfolio period over period.

There was no credit loss expense related to off balance sheet credit exposures during the three months ended September 30, 2026 or 2025 as there were no such commitments to lend at those times.
Noninterest income at our Factoring segment increased period over period. Our Factoring segment experienced an unrealized gain on the market value of its revenue share asset of $0.2 million during the three months ended September 30, 2026 compared to a $0.3 million unrealized loss recognized during the same period a year ago. This increase was partially offset by a $0.4 million decrease in fee income period over period. There were no other significant variances in noninterest income at our Factoring segment.
Noninterest expense at our Factoring segment increased period over period the details of which are illustrated in the table above.
Payments

(Dollars in thousands)	Three Months Ended September 30,
Payments	2026	2025	$ Change	% Change
Total interest income	$9,601	$6,769	$2,832	41.8%
Intersegment interest allocations	1,905	2,943	(1,038)	(35.3)%
Total interest expense	—	—	—	—%
Net interest income (expense)	11,506	9,712	1,794	18.5%
Credit loss expense (benefit)	130	9	121	1344.4%
Net interest income after credit loss expense	11,376	9,703	1,673	17.2%
Noninterest income	11,768	8,462	3,306	39.1%
Noninterest expense:
Salaries and employee benefits	9,249	8,769	480	5.5%
Depreciation	165	203	(38)	(18.7)%
Other occupancy, furniture and equipment	194	152	42	27.6%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	517	248	269	108.5%
Amortization of intangible assets	812	904	(92)	(10.2)%
Advertising and promotion	361	1,221	(860)	(70.4)%
Communications and technology	3,800	2,713	1,087	40.1%
Software amortization	2,112	1,550	562	36.3%
Travel and entertainment	220	179	41	22.9%
Other	891	1,155	(264)	(22.9)%
Total noninterest expense	18,321	17,094	1,227	7.2%
Net intersegment noninterest income (expense)	(669)	(621)	(48)	(7.7)%
Net income (loss) before income tax expense	$4,154	$450	$3,704	823.1%

	Three Months Ended September 30,
	2026	2025
Supply chain financing factored receivables	$317,999,000	$157,662,000
QuickPay factored receivables	84,936,000	73,120,000
Factored receivable period end balance	$402,935,000	$230,782,000

Supply chain finance interest income	$6,470,000	$3,895,000
QuickPay interest income	3,131,000	2,874,000
Intersegment interest income	1,905,000	2,943,000
Total interest income	11,506,000	9,712,000
Broker noninterest income	10,313,000	7,131,000
Factor noninterest income	576,000	933,000
Other noninterest income	879,000	398,000
Intersegment noninterest income	261,000	329,000
Total noninterest income	12,029,000	8,791,000
Total revenue	$23,535,000	$18,503,000

Credit loss expense (benefit)	130,000	9,000
Noninterest expense	18,321,000	17,094,000
Intersegment noninterest expense	930,000	950,000
Total expense	$19,381,000	$18,053,000

Operating income (loss)	$4,154,000	$450,000
Depreciation expense	165,000	203,000
Software amortization expense	2,112,000	1,550,000
Intangible amortization expense	812,000	904,000
Earnings (losses) before interest, taxes, depreciation, and amortization(1)	$7,243,000	$3,107,000

EBITDA margin(1)	30.8%	16.8%

Number of invoices processed	9,467,000	8,826,848
Amount of payments processed	$15,132,596,000	$10,662,418,000

LoadPay
Revenue	$791,000	$218,000
Pre-tax operating income (loss)	$(2,144,000)	$(2,353,000)
Depreciation expense	26,000	20,000
Software amortization expense	486,000	289,000
Earnings (losses) before interest, taxes, depreciation, and amortization(1)	$(1,632,000)	$(2,044,000)

Payments revenue excluding LoadPay	$22,744,000	$18,285,000
Payments EBITDA excluding LoadPay(2)	$8,875,000	$5,151,000
Payments EBITDA Margin excluding LoadPay(2)	39.0%	28.2%
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

Our Payments segment's operating income was $4.2 million for the three months ended September 30, 2026 compared to operating income of $0.5 million for the three months ended September 30, 2025, an increase of $3.7 million, or 823.1%.
The number of invoices processed by our Payments segment increased 7.3% from 8,826,848 for the three months ended September 30, 2025 to 9,467,000 for the three months ended September 30, 2026, and the amount of payments processed increased 41.9% from $10.662 billion for the three months ended September 30, 2025 to $15.133 billion for the three months ended September 30, 2026.
Net interest income increased due to an increased average balance of interest earning assets at our Payments segment. The increase was partially offset by decreased average rates at our Payments segment and decreased intersegment interest allocations.
Noninterest income increased due to a $3.1 million increase in fee income earned from our payments and LoadPay business during the three months ended September 30, 2026 compared to the same period a year ago.
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

Intelligence

(Dollars in thousands)	Three Months Ended September 30,
Intelligence	2026	2025	$ Change	% Change
Total interest income	$—	$—	$—	—%
Intersegment interest allocations	—	—	—	—
Total interest expense	—	—	—	—%
Net interest income (expense)	—	—	—	—%
Credit loss expense (benefit)	—	—	—	—%
Net interest income (expense) after credit loss expense	—	—	—	—%
Other noninterest income	2,360	2,338	22	0.9%
Noninterest expense:
Salaries and employee benefits	2,756	3,767	(1,011)	(26.8)%
Depreciation	16	15	1	6.7%
Other occupancy, furniture and equipment	14	17	(3)	(17.6)%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	100	131	(31)	(23.7)%
Amortization of intangible assets	1,284	1,360	(76)	(5.6)%
Advertising and promotion	119	56	63	112.5%
Communications and technology	423	381	42	11.0%
Software amortization	87	12	75	625.0%
Travel and entertainment	86	127	(41)	(32.3)%
Other	48	70	(22)	(31.4)%
Total noninterest expense	4,933	5,936	(1,003)	(16.9)%
Net income (loss) before income tax expense	$(2,573)	$(3,598)	$1,025	28.5%

(Dollars in thousands)	Three Months Ended September 30,
Intelligence	2026	2025
Revenue	$2,360	$2,338
Cost of revenue	368	266
Gross profit	1,992	2,072
Selling, general and administrative costs	4,565	5,670
Pre-tax operating income (loss)	(2,573)	(3,598)

Gross Margin(1)	84%	89%

Pre-tax operating income (loss)	$(2,573)	$(3,598)
Depreciation expense	16	15
Software amortization expense	87	12
Intangible amortization expense	1,284	1,360
EBITDA(2)	(1,186)	(2,211)

EBITDA Margin(2)	(50)%	(95)%
(1) Gross margin is a non-GAAP financial measure used as supplemental measure to evaluate the performance of our Intelligence segment. Cost of revenues is comprised primarily of salaries and benefits and communications and technology costs for employees providing services to the Company's customers. This includes the costs of the Company's personnel performing integration, customer support, third-party data center and customer training activities. Cost of revenues also includes the direct costs of third party hosting services. We have elected to exclude amortization expense of capitalized developed software and acquired technology, as well as allocations of fixed asset depreciation expense and occupancy expenses from cost of revenues.
(2) Earnings (losses) before interest, taxes, depreciation, and amortization ("EBITDA") and EBITDA margin are non-GAAP financial measures used as supplemental measures to evaluate the performance of our Intelligence segment. EBITDA is useful because it provides a clearer view of underlying operating performance by excluding the effects of capital structure, tax regimes, and non-cash depreciation and amortization. EBITDA margin complements EBITDA by illustrating how efficiently revenue is converted into operating profitability.
Our Intelligence segment's operating loss for the three months ended September 30, 2026 was $2.6 million, compared to an operating loss of $3.6 million for the three months ended September 30, 2025.
Noninterest income at our Intelligence segment was flat period over period.
Noninterest expense at our Intelligence segment decreased period over period the details of which are illustrated in the table above.

Corporate and Other

(Dollars in thousands)	Three Months Ended September 30,
Corporate and Other	2026	2025	$ Change	% Change
Total interest income	$34	$83	$(49)	(59.0)%
Intersegment interest allocations	—	—	—	—
Total interest expense	1,616	1,710	(94)	(5.5)%
Net interest income (expense)	(1,582)	(1,627)	45	2.8%
Credit loss expense (benefit)	361	—	361	100.0%
Net interest income (expense) after credit loss expense	(1,943)	(1,627)	(316)	(19.4)%
Other noninterest income	(407)	699	(1,106)	(158.2)%
Noninterest expense:
Salaries and employee benefits	19,670	18,633	1,037	5.6%
Depreciation	782	1,431	(649)	(45.4)%
Other occupancy, furniture and equipment	970	1,333	(363)	(27.2)%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	1,801	3,610	(1,809)	(50.1)%
Amortization of intangible assets	28	114	(86)	(75.4)%
Advertising and promotion	342	330	12	3.6%
Communications and technology	3,398	2,409	989	41.1%
Software amortization	351	354	(3)	(0.8)%
Travel and entertainment	853	441	412	93.4%
Other	1,097	1,273	(176)	(13.8)%
Total noninterest expense	29,292	29,928	(636)	(2.1)%
Net income (loss) before income tax expense	$(31,642)	$(30,856)	$(786)	(2.5)%
Corporate and other is not a reportable segment, but rather includes certain revenue and expense from the Company's holding company as well as activities not allocated to specific business segments. Corporate and other reported an operating loss of $31.6 million for the three months ended September 30, 2026 compared to an operating loss of $30.9 million for the three months ended September 30, 2025.
The increased operating loss was primarily driven by a decrease in noninterest income period over period. Noninterest income for the three months ended September 30, 2026 includes a $0.5 million loss on disposal of business assets. Noninterest income for the three months ended September 30, 2025 included $0.6 million of rental income related to the building that had been purchased for the purpose of constructing a future headquarters for Triumph that did not repeat in the current period.
Noninterest expense for Corporate and other decreased period over period the details of which are illustrated in the table above.
Results of Operations
Nine months ended September 30, 2026 compared with nine months ended September 30, 2025
Net Income
We earned net income of $31.2 million for the nine months ended September 30, 2026 compared to $6.1 million for the nine months ended September 30, 2025, an increase of $25.1 million or 407.0%.

	Nine Months Ended September 30, 2026
(Dollars in thousands, except per share amounts)	2026	2025	$ Change	% Change
Interest income	$357,862	$320,411	$37,451	11.7%
Interest expense	69,816	59,517	10,299	17.3%
Net interest income	288,046	260,894	27,152	10.4%
Credit loss expense (benefit)	7,349	4,912	2,437	49.6%
Net interest income after credit loss expense (benefit)	280,697	255,982	24,715	9.7%
Noninterest income	63,668	58,022	5,646	9.7%
Noninterest expense	301,858	304,727	(2,869)	(0.9)%
Net income (loss) before income taxes	42,507	9,277	33,230	358.2%
Income tax expense (benefit)	11,353	3,132	8,221	262.5%
Net income (loss)	$31,154	$6,145	$25,009	407.0%
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

	Nine Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Average Rate(5)	Average Balance	Interest	Average Rate(5)
Interest earning assets:
Cash and cash equivalents	$843,270	$23,404	3.71%	$349,221	$11,611	4.45%
Taxable securities	297,618	11,427	5.13%	392,203	16,470	5.61%
Tax-exempt securities	2,276	44	2.58%	2,531	48	2.54%
FHLB and other restricted stock	6,861	585	11.40%	14,937	718	6.43%
Loans (1)	5,222,025	322,402	8.25%	4,688,787	291,564	8.31%
Total interest earning assets	6,372,050	357,862	7.51%	5,447,679	320,411	7.86%
Noninterest earning assets:
Cash and cash equivalents	66,944			75,444
Other noninterest earning assets	744,158			740,558
Total assets	$7,183,152			$6,263,681
Interest bearing liabilities:
Deposits:
Interest bearing demand(2)	$676,825	$30,542	6.03%	$714,847	$2,626	0.49%
Individual retirement accounts	35,605	330	1.24%	41,650	389	1.25%
Money market	652,415	12,524	2.57%	593,943	11,800	2.66%
Savings	549,827	4,961	1.21%	518,871	4,202	1.08%
Certificates of deposit	217,279	4,011	2.47%	228,588	4,538	2.65%
Brokered time deposits	329,706	9,744	3.95%	643,243	21,055	4.38%
Other brokered deposits	65,011	1,794	3.69%	85,793	2,824	4.40%
Total interest bearing deposits(2)	2,526,668	63,906	3.38%	2,826,935	47,434	2.24%
Federal Home Loan Bank advances	37,198	1,049	3.77%	209,487	7,001	4.47%
Subordinated notes	69,950	1,959	3.74%	69,747	2,004	3.84%
Junior subordinated debentures	43,226	2,902	8.98%	42,583	3,078	9.66%
Total interest bearing liabilities	2,677,042	69,816	3.49%	3,148,752	59,517	2.53%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	3,449,771			2,120,926
Other liabilities	86,459			81,278
Total equity	969,880			912,725
Total liabilities and equity	$7,183,152			$6,263,681
Net interest income		$288,046			$260,894
Interest spread (3)			4.02%			5.33%
Net interest margin (4)			6.04%			6.40%
(1)Balance totals include respective nonaccrual assets.
(2)See discussion below regarding mortgage warehouse clients' noninterest bearing servicing deposits.
(3)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(4)Net interest margin is the ratio of net interest income to average interest earning assets.
(5)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Nine Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Banking	$3,377,697	$153,517	6.08%	$3,368,907	$164,675	6.54%
Factoring	1,525,407	143,161	12.55%	1,122,584	108,528	12.93%
Payments	318,921	25,724	10.78%	197,296	18,362	12.44%
Total loans	$5,222,025	$322,402	8.25%	$4,688,787	$291,565	8.31%
We earned net interest income of $288.0 million for the nine months ended September 30, 2026 compared to $260.9 million for the nine months ended September 30, 2025, an increase of $27.1 million, or 10.4%, primarily driven by the following factors.
Interest income increased $37.5 million, or 11.7%, due to changes in average interest earning assets which increased $924.4 million, or 17.0%, including an increase in average total loans of $533.2 million, or 11.4%. The average balance of our higher yielding Factoring factored receivables increased $402.8 million, or 35.9%, and our average Payments factored receivables increased $121.6 million, or 61.6%. We experienced an increase in average Banking loans of $8.8 million, or 0.3% due to increases in the average balances of residential real estate, commercial, consumer, and mortgage warehouse loans. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $1.097 billion for the nine months ended September 30, 2026 compared to $1.052 billion for the nine months ended September 30, 2025.
Interest expense increased $10.3 million, or 17.3%, primarily driven by $28.1 million of deposit interest expense incurred in the current period from mortgage warehouse earnings interest rebates that exceeded interest earned on a given client's loans (see detailed discussion of this arrangement below). The impact of the excess mortgage warehouse rebates was partially offset by a decrease in average interest-bearing liabilities period over period, including a decrease in average total interest bearing deposits of $300.3 million, or 10.6%, and decreased rates on the majority of our interest bearing liabilities. Average noninterest bearing deposits grew $1.329 billion.
Net interest margin decreased to 6.04% for the nine months ended September 30, 2026 from 6.40% for the nine months ended September 30, 2025, a decrease of 36 basis points, or 5.6%.
The decrease in our net interest margin was largely driven by lower short-term interest rates as the target Fed Funds rate was lower in the current period than in the same period in 2025, along with a higher proportion of our earning assets held in cash and cash equivalents.
Our yield on interest earning assets decreased 35 basis points to 7.51% for the nine months ended September 30, 2026. This decrease was primarily driven by an increase in lower yielding cash and cash equivalent balances, as well as lower yields on loans which decreased 6 basis points to 8.25% for the period. Our higher yielding Factoring factored receivables as a percentage of the total loan portfolio increased period over period which had an upward impact on our overall loan yield.
Our average cost of interest bearing liabilities increased by 96 basis points. This increase in average cost was caused by the aforementioned excess mortgage warehouse rebates associated with mortgage warehouse client deposits.
Our mortgage warehouse business is more than self-funded due to the noninterest bearing servicing deposits of its customers. The average balance of such deposits was $1.918 billion and $755.3 million for the nine months ended September 30, 2026 and 2025, respectively. Given their legal form, these deposits are classified as noninterest bearing deposits on our balance sheet. Despite their classification, many of these deposits are not truly free of cost as we compensate our clients for these balances in the form of an earnings interest rebate rather than deposit interest. As a result, such noninterest bearing deposits first decrease our loan yield before increasing our deposit rates. During the nine months ended September 30, 2026, these deposits decreased our overall yield on loans by 47 bps and our overall cost of deposits and cost of funds would have been 41 bps and 40 bps higher, respectively. During the nine months ended September 30, 2025, these deposits decreased our overall yield on loans by 50 bps and our overall cost of deposits and cost of funds would have been 48 bps and 45 bps higher, respectively. Because of the recent influx of these deposits, some clients hold significantly higher deposit balances than loan balances. As a result, we are now, in some cases, paying out more in rebates than we earn in interest on a given client’s loans. In those cases, we are recording that excess rebate as deposit interest expense. Whether recorded as interest expense or an offset to interest income, the effect on net interest income and net income is the same: these are profitable funds as they displace more expensive wholesale funding and can be invested risk-free above their cost. During the nine months ended September 30, 2026 and September 30, 2025, deposit interest expense recognized on these deposits was $28.1 million and $0, respectively.

The following table shows the impact of mortgage warehouse excess rebates:

	Nine Months Ended September 30,
	2026
(Dollars in thousands)	Average Balance	Interest	Average Rate(1)
Interest bearing demand deposits	$676,825	$30,542	6.03%
Mortgage warehouse excess rebates	$676,825	28,052	5.54%
Interest bearing demand deposits excluding mortgage warehouse excess rebates	$676,825	$2,490	0.49%

Total interest bearing deposits	$2,526,668	$63,906	3.38%
Mortgage warehouse excess rebates	$2,526,668	28,052	1.48%
Total interest bearing deposits excluding mortgage warehouse excess rebates	$2,526,668	$35,854	1.90%
(1)Ratios have been annualized.
The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing liabilities:

	Nine Months Ended
	September 30, 2026 vs. 2025
	Increase (Decrease) Due to:		Net Increase
(Dollars in thousands)	Rate	Volume
Interest earning assets:
Cash and cash equivalents	$(1,919)	$13,712	$11,793
Taxable securities	(1,411)	(3,632)	(5,043)
Tax-exempt securities	1	(5)	(4)
FHLB and other restricted stock	556	(689)	(133)
Loans	(2,084)	32,922	30,838
Total interest income	(4,857)	42,308	37,451
Interest bearing liabilities:
Interest bearing demand	29,632	(1,716)	27,916
Individual retirement accounts	(3)	(56)	(59)
Money market	(398)	1,122	724
Savings	480	279	759
Certificates of deposit	(318)	(209)	(527)
Brokered time deposits	(2,045)	(9,266)	(11,311)
Other brokered deposits	(457)	(573)	(1,030)
Total interest bearing deposits	26,891	(10,419)	16,472
Federal Home Loan Bank advances	(1,093)	(4,859)	(5,952)
Subordinated notes	(51)	6	(45)
Junior subordinated debentures	(219)	43	(176)
Other borrowings	—	—	—
Total interest expense	25,528	(15,229)	10,299
Change in net interest income	$(30,385)	$57,537	$27,152
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

The following table presents the major categories of credit loss expense:

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Credit loss expense on loans	$6,895	$5,047	$1,848	36.6%
Credit loss expense on off balance sheet credit exposures	(279)	(183)	(96)	(52.5)%
Credit loss expense on held to maturity securities	733	48	685	1,427.1%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense	$7,349	$4,912	$2,437	49.6%
For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At December 31, 2025 and September 30, 2026, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the nine months ended September 30, 2026. The same was true for the same period in the prior year.
The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At September 30, 2026 and December 31, 2025, the Company’s held to maturity securities consisted investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At September 30, 2026 and December 31, 2025, the Company carried $3.0 million and $3.2 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $2.5 million at September 30, 2026 and $1.6 million at December 31, 2025. During the nine months ended September 30, 2025, the Company charged off one of its three investments in these CLO funds in the amount of $2.2 million. The charge-off was fully reserved in a prior period and as a result, there was no impact to credit loss expense during the nine months ended September 30, 2025. We recognized credit loss expense on held to maturity securities of $0.7 million during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, we recognized credit loss expense on held to maturity securities of $48 thousand. None of the overcollateralization triggers tied to the CLO securities were tripped as of September 30, 2026. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $38.6 million as of September 30, 2026, compared to $36.5 million as of December 31, 2025, representing an ACL to total loans ratio of 0.68% and 0.73% respectively.
Our credit loss expense on loans increased $1.8 million, or 36.6%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
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

The increase in credit loss expense on loans was primarily driven by an increase in required specific reserves. Such specific reserves increased $3.0 million during the nine months ended September 30, 2026 compared to a decrease in specific reserves of $9.6 million during the same period a year ago. Additionally, changes in volume and mix of the loan portfolio resulted in credit loss expense of $4.6 million during the nine months ended September 30, 2026 compared to credit loss expense of $2.0 million during the same period a year ago. The increase in credit loss expense was partially offset by changes to projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods to calculate expected losses which resulted in a benefit to credit loss expense of $4.3 million during the nine months ended September 30, 2026 compared to $0.4 million of credit loss expense during the same period a year ago. Implementation of the updated DCF ACL models during the nine months ended September 30, 2026 resulted in a $1.2 million reduction in required ACL which is reflected as a benefit to current period credit loss expense. During the nine months ended September 30, 2026, we had net charge-offs of $4.8 million. Excluding the $10.8 million charge-off on the acquired PCD loan which had no impact on credit loss expense, we had net charge-offs of $12.2 million during the nine months ended September 30, 2025. Such net charge-offs for the nine months ended September 30, 2025 include the aforementioned $3.8 million recovery resulting from the USPS Settlement.
Credit loss expense for off balance sheet credit exposures decreased $0.1 million, primarily due to changes to outstanding commitments to fund and assumed loss rates period over period.
Noninterest Income
The following table presents our major categories of noninterest income:

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Service charges on deposits	$4,880	$5,185	$(305)	(5.9%)
Card income	6,231	5,687	544	9.6%
Net gains (losses) on sale of loans	286	443	(157)	(35.4%)
Net gains (losses) on disposal of premises and equipment	(840)	625	(1,465)	(234.4%)
Fee income	44,963	36,174	8,789	24.3%
Insurance commissions	3,318	4,013	(695)	(17.3%)
Other	4,830	5,895	(1,065)	(18.1%)
Total noninterest income	$63,668	$58,022	$5,646	9.7%
Noninterest income increased $5.6 million, or 9.7%. Changes in selected components of noninterest income in the above table are discussed below.
•Net gains (losses) on disposal of premises and equipment. Net gains (losses) on disposal of premises and equipment decreased $1.5 million due to losses incurred on disposal of unprofitable branches and other property in connection with improved efficiency initiatives.
•Fee income. Fee income increased $8.8 million, or 24.3% due to an $8.8 million increase in fee income from our Payments segment, a $2.7 million increase in fee income from our Intelligence segment mostly driven by the acquisition of Greenscreens during the three months ended June 30, 2025, partially offset by a $2.7 million decrease in fee income from insurance services period over period.
•Other. Other noninterest income decreased $1.1 million, or 18.1%. Other noninterest income for the nine months ended September 30, 2026 includes a $1.8 million payment tied to a change in control provision on the sale of an unrelated third-party business. Other noninterest income for the nine months ended September 30, 2025 included $1.7 million of rental income generated by the property purchased for the purpose of constructing a future headquarters for Triumph that was subsequently sold in December 2025. Additionally, the Company experienced a decrease of $0.7 million in non-interest income on loans and a $0.4 million decrease in net gains on sale of other real estate owned. There were no other significant changes within the components of other noninterest income.

Noninterest Expense
The following table presents our major categories of noninterest expense:

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change
Salaries and employee benefits	$177,121	$178,792	$(1,671)	(0.9%)
Occupancy, furniture and equipment	19,800	24,443	(4,643)	(19.0%)
FDIC insurance and other regulatory assessments	3,881	3,089	792	25.6%
Professional fees	17,368	10,972	6,396	58.3%
Amortization of intangible assets	7,438	8,756	(1,318)	(15.1%)
Advertising and promotion	4,298	5,511	(1,213)	(22.0%)
Communications and technology	39,209	36,854	2,355	6.4%
Software amortization	10,516	7,725	2,791	36.1%
Travel and entertainment	4,207	4,154	53	1.3%
Other	18,020	24,431	(6,411)	(26.2%)
Total noninterest expense	$301,858	$304,727	$(2,869)	(0.9%)
Noninterest expense decreased $2.9 million, or 0.9%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses decreased $1.7 million, or 0.9%. Our average full-time equivalent employees were 1,440.1 and 1,542.6 for the nine months ended September 30, 2026 and 2025, respectively. Employee salaries decreased $2.7 million, bonus expense decreased $0.4 million, severance expense decreased $1.6 million, and temporary labor expense decreased $0.2 million. These decreases were offset by an increase in commissions expense of $0.8 million, and an increase in employee benefits expense such as 401(k) matching, employee insurance, and stock based compensation paid to employees of $2.7 million.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses decreased $4.6 million, or 19.0%, primarily due to a $2.8 million decrease in depreciation expense, a $1.1 million decrease in occupancy expense, a $0.5 million decrease in maintenance and service expenses, and a $0.3 million decrease in utilities expense. These decreases were primarily driven by the sale of the building in December 2025 that had been purchased for the purpose of constructing a future headquarters for Triumph.
•FDIC Insurance and Other Regulatory Assessments. FDIC insurance and other regulatory assessments increased $0.8 million, or 25.6%, due to increased assessments period over period.
•Professional Fees. Professional fees increased $6.4 million, or 58.3%, primarily due to the recovery of $6.5 million of previously expensed legal fees through the USPS Settlement during the nine months ended September 30, 2025 and $2.0 million of non-recurring consulting fees incurred during the nine months ended September 30, 2026 related to our ongoing efficiency initiatives. The increase was partially offset by $4.0 million of professional fees incurred during the nine months ended September 30, 2025 as a result of the Greenscreens acquisition that did not recur in the current period.
•Amortization of intangible assets. Amortization of intangible assets decreased $1.3 million, or 15.1%, primarily due to $0.7 million of amortization of lease intangible assets recognized during the nine months ended September 30, 2025 that did not recur in the current period due to the sale of the building in December 2025 that had been purchased for the purpose of constructing a future headquarters for Triumph.
•Advertising and promotion. Advertising and promotion expenses decreased $1.2 million, or 22.0%, primarily due to a decrease in such activity period over period.
•Communications and Technology. Communications and technology expenses increased $2.4 million, or 6.4%, primarily due to increases in technology license and software maintenance costs and end user computing costs, partially offset by a decrease in data processing costs.

•Software amortization. Software amortization increased $2.8 million, or 36.1%, primarily due to additional software assets coming on line.
•Other. Other noninterest expense, which includes loan-related expenses, training and recruiting, postage, insurance, and subscription services, decreased $6.4 million, or 26.2%. Other noninterest expense for the nine months ended September 30, 2025 included a $2.0 million litigation settlement (unrelated to the USPS Settlement) and $2.4 million of lease termination payments related to the building we sold in December 2025. Additionally, loan related expense included in other noninterest expense decreased $1.0 million. There were no other significant changes within the components of other noninterest expense.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense increased $8.2 million, or 262.5%, from $3.1 million for the nine months ended September 30, 2025 to $11.4 million for the nine months ended September 30, 2026. The effective tax rate was 27% for the nine months ended September 30, 2026 and 34% for the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2025 was impacted by limited restricted stock stock-based compensation deductibility, higher state tax rates, higher disallowed expenses including some transaction costs paid in connection with the Greenscreens acquisition, and research and development tax credits.
Operating Segment Results
See Note 17 – Business Segment Information in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report for a description of our reportable segments.
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)					Total	Corporate
Nine Months Ended September 30, 2026	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$188,876	$143,161	$25,724	$—	$357,761	$101	$357,862
Intersegment interest allocations	23,702	(30,275)	6,573	—	—	—	—
Total interest expense	64,937	19	—	—	64,956	4,860	69,816
Net interest income (expense)	147,641	112,867	32,297	—	292,805	(4,759)	288,046
Credit loss expense (benefit)	892	5,242	482	—	6,616	733	7,349
Net interest income after credit loss expense	146,749	107,625	31,815	—	286,189	(5,492)	280,697
Noninterest income	18,325	5,824	31,824	7,146	63,119	549	63,668
Noninterest expense:
Salaries and employee benefits	44,781	36,361	27,794	9,422	118,358	58,763	177,121
Depreciation	4,597	1,241	497	50	6,385	2,384	8,769
Other occupancy, furniture and equipment	6,267	1,470	498	54	8,289	2,742	11,031
FDIC insurance and other regulatory assessments	3,881	—	—	—	3,881	—	3,881
Professional fees	9,163	1,328	1,051	341	11,883	5,485	17,368
Amortization of intangible assets	791	307	2,441	3,850	7,389	49	7,438
Advertising and promotion	1,043	1,131	890	237	3,301	997	4,298
Communications and technology	12,125	7,675	9,742	1,140	30,682	8,527	39,209
Software amortization	—	3,376	5,865	222	9,463	1,053	10,516
Travel and entertainment	642	503	732	347	2,224	1,983	4,207
Other	9,313	1,759	3,290	388	14,750	3,270	18,020
Total noninterest expense	92,603	55,151	52,800	16,051	216,605	85,253	301,858
Net intersegment noninterest income (expense)(2)	421	1,550	(1,971)	—	—	—	—
Net income (loss) before income tax expense	$72,892	$59,848	$8,868	$(8,905)	$132,703	$(90,196)	$42,507

(Dollars in thousands)					Total	Corporate
Nine Months Ended September 30, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other(1)	Consolidated
Total interest income	$193,275	$108,528	$18,362	$—	$320,165	$246	$320,411
Intersegment interest allocations	17,778	(26,535)	8,757	—	—	—	—
Total interest expense	54,427	8	—	—	54,435	5,082	59,517
Net interest income (expense)	156,626	81,985	27,119	—	265,730	(4,836)	260,894
Credit loss expense (benefit)	4,699	(54)	219	—	4,864	48	4,912
Net interest income after credit loss expense	151,927	82,039	26,900	—	260,866	(4,884)	255,982
Noninterest income	23,356	5,115	22,717	4,457	55,645	2,377	58,022
Noninterest expense:
Salaries and employee benefits	47,667	40,340	27,093	8,485	123,585	55,207	178,792
Depreciation	4,889	1,420	655	29	6,993	4,607	11,600
Other occupancy, furniture and equipment	6,132	1,570	483	38	8,223	4,620	12,843
FDIC insurance and other regulatory assessments	3,089	—	—	—	3,089	—	3,089
Professional fees	4,060	(5,375)	694	4,077	3,456	7,516	10,972
Amortization of intangible assets	1,155	579	3,873	2,422	8,029	727	8,756
Advertising and promotion	1,484	663	2,271	108	4,526	985	5,511
Communications and technology	14,813	6,963	7,637	886	30,299	6,555	36,854
Software amortization	56	2,671	4,159	14	6,900	825	7,725
Travel and entertainment	732	536	1,012	375	2,655	1,499	4,154
Other	10,628	4,213	3,174	220	18,235	6,196	24,431
Total noninterest expense	94,705	53,580	51,051	16,654	215,990	88,737	304,727
Net intersegment noninterest income (expense)(2)	450	1,311	(1,761)	—	—	—	—
Net income (loss) before income tax expense	$81,028	$34,885	$(3,195)	$(12,197)	$100,521	$(91,244)	$9,277
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
(2) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Nine Months Ended September 30, 2026
Factoring revenue received from Payments	$—	$2,732	$(2,732)
Payments revenue received from Factoring	—	(814)	814
Banking revenue received from Payments and Factoring	$421	$(368)	$(53)
Net intersegment noninterest income (expense)	$421	$1,550	$(1,971)

Nine Months Ended September 30, 2025
Factoring revenue received from Payments	$—	$2,732	$(2,732)
Payments revenue received from Factoring	—	(1,082)	1,082
Banking revenue received from Payments and Factoring	$450	$(339)	$(111)
Net intersegment noninterest income (expense)	$450	$1,311	$(1,761)

(Dollars in thousands)					Total	Corporate
September 30, 2026	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$5,039,288	$1,921,420	$829,395	$111,228	$7,901,331	$1,134,683	$(1,355,732)	$7,680,282
Gross loans	$3,446,431	$1,835,139	$402,935	$—	$5,684,505	$—	$—	$5,684,505

(Dollars in thousands)					Total	Corporate
December 31, 2025	Banking	Factoring	Payments	Intelligence	Segments	and Other	Eliminations	Consolidated
Total assets	$4,480,124	$1,335,150	$774,979	$120,410	$6,710,663	$1,088,885	$(1,418,960)	$6,380,588
Gross loans	$3,525,447	$1,223,740	$242,120	$—	$4,991,307	$—	$—	$4,991,307
Banking

(Dollars in thousands)	Nine Months Ended September 30,
Banking	2026	2025	$ Change	% Change
Total interest income	$188,876	$193,275	$(4,399)	(2.3%)
Intersegment interest allocations	23,702	17,778	5,924	33.3%
Total interest expense	64,937	54,427	10,510	19.3%
Net interest income	147,641	156,626	(8,985)	(5.7%)
Credit loss expense (benefit)	892	4,699	(3,807)	(81.0%)
Net interest income after credit loss expense	146,749	151,927	(5,178)	(3.4%)
Noninterest income	18,325	23,356	(5,031)	(21.5%)
Noninterest expense:
Salaries and employee benefits	44,781	47,667	(2,886)	(6.1%)
Depreciation	4,597	4,889	(292)	(6.0%)
Other occupancy, furniture and equipment	6,267	6,132	135	2.2%
FDIC insurance and other regulatory assessments	3,881	3,089	792	25.6%
Professional fees	9,163	4,060	5,103	125.7%
Amortization of intangible assets	791	1,155	(364)	(31.5%)
Advertising and promotion	1,043	1,484	(441)	(29.7%)
Communications and technology	12,125	14,813	(2,688)	(18.1%)
Software amortization	—	56	(56)	(100.0%)
Travel and entertainment	642	732	(90)	(12.3%)
Other	9,313	10,628	(1,315)	(12.4%)
Total noninterest expense	92,603	94,705	(2,102)	(2.2%)
Net intersegment noninterest income (expense)	421	450	(29)	(6.4%)
Net income (loss) before income tax expense	$72,892	$81,028	$(8,136)	(10.0%)
Our Banking segment’s operating income decreased $8.1 million, or 10.0%.
Total interest income decreased $4.4 million, or 2.3%, at our Banking segment primarily as a result of decreased yields at our Banking segment in spite of increased average balances of interest earning assets. While average loans in our Banking segment, excluding intersegment loans, increased 0.3% from $3.369 billion for the nine months ended September 30, 2025 to $3.378 billion for the nine months ended September 30, 2026, this increase was largely offset by decreased yields. Outside of loans, the majority of the categories of interest earning assets at our Banking segment experienced decreased yields and the average cash and cash equivalents balance increased significantly period over period as a result of increased noninterest bearing deposit balances.
Interest expense increased $10.5 million, or 19.3%, primarily driven by $28.1 million of deposit interest expense from mortgage warehouse earnings interest rebates that exceeded interest earned on a given client's loans, partially offset by lower average balances and decreased rates on our interest bearing liabilities. Average total interest bearing deposits decreased $300.3 million, or 10.6% and average FHLB borrowings decreased $172.3 million, or 82.2%.
Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans at our Banking segment was $1.2 million for the nine months ended September 30, 2026 compared to credit loss expense on loans of $4.9 million for the nine months ended September 30, 2025. The decrease in credit loss expense was the result of decreased net charge-offs at our banking segment, a decrease driven by changes to the projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods, and the entire $1.2 million reduction in required ACL driven by the adoption of the new DCF ACL models. Such decreases were partially offset by an increase in required specific reserves and an increase driven by changes in the volume and mix of our Banking segment's loan portfolio period over period.

Credit loss expense for off balance sheet credit exposures decreased $0.1 million from a benefit to credit loss expense of $0.2 million for the nine months ended September 30, 2025 to a benefit of $0.3 million for the nine months ended September 30, 2026, primarily due to changes to outstanding commitments to fund and assumed loss rates period over period.
Noninterest income at our Banking segment decreased period over period due to a $2.7 million decrease in fee income from insurance services, a $0.7 million decrease in insurance commissions, and a $0.7 million decrease in noninterest income on loans.
Noninterest expense at our Banking segment decreased period over period the details of which are illustrated in the table above. For the nine months ended September 30, 2026, professional fees, a component of noninterest expense, at our Banking segment includes $2.0 million of non-recurring consulting fees incurred related to our ongoing efficiency initiatives.
During the nine months ended September 30, 2026, the aggregate outstanding balances of our banking products decreased $79.0 million, or 2.2%, to $3.446 billion as of September 30, 2026. See the Financial Condition section below for further discussion of changes in loan balances:

(Dollars in thousands)	September 30, 2026	December 31, 2025	$ Change	% Change
Banking
Commercial real estate	$662,836	$730,435	$(67,599)	(9.3%)
Construction, land development, land	196,488	224,214	(27,726)	(12.4%)
1-4 family residential	255,441	193,508	61,933	32.0%
Farmland	40,534	43,433	(2,899)	(6.7%)
Commercial - General	340,154	313,696	26,458	8.4%
Commercial - Agriculture	51,229	42,588	8,641	20.3%
Commercial - Equipment	669,355	587,926	81,429	13.9%
Commercial - Asset-based lending	97,933	180,012	(82,079)	(45.6%)
Commercial - Liquid Credit	34,446	36,482	(2,036)	(5.6%)
Consumer	17,003	16,819	184	1.1%
Mortgage Warehouse	1,081,012	1,156,334	(75,322)	(6.5%)
Total banking loans	$3,446,431	$3,525,447	$(79,016)	(2.2%)

Factoring

(Dollars in thousands)	Nine Months Ended September 30,
Factoring	2026	2025	$ Change	% Change
Total interest income	$143,161	$108,528	$34,633	31.9%
Intersegment interest allocations	(30,275)	(26,535)	(3,740)	(14.1%)
Total interest expense	19	8	11	137.5%
Net interest income	112,867	81,985	30,882	37.7%
Credit loss expense (benefit)	5,242	(54)	5,296	N/M
Net interest income after credit loss expense	107,625	82,039	25,586	31.2%
Noninterest income	5,824	5,115	709	13.9%
Noninterest expense:
Salaries and employee benefits	36,361	40,340	(3,979)	(9.9%)
Depreciation	1,241	1,420	(179)	(12.6%)
Other occupancy, furniture and equipment	1,470	1,570	(100)	(6.4%)
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	1,328	(5,375)	6,703	124.7%
Amortization of intangible assets	307	579	(272)	(47.0%)
Advertising and promotion	1,131	663	468	70.6%
Communications and technology	7,675	6,963	712	10.2%
Software amortization	3,376	2,671	705	26.4%
Travel and entertainment	503	536	(33)	(6.2%)
Other	1,759	4,213	(2,454)	(58.2%)
Total noninterest expense	55,151	53,580	1,571	2.9%
Net intersegment noninterest income (expense)	1,550	1,311	239	18.2%
Net income (loss) before income tax expense	$59,848	$34,885	$24,963	71.6%

	Nine Months Ended September 30,
	2026	2025
Factored receivable period end balance	$1,832,253,000	$1,193,849,000
Commercial loans period end balance	$2,886,000	$3,173,000
Yield on average receivable balance	12.55%	12.93%
Year to date charge-off rate	0.17%	0.26%
Factored receivables - transportation concentration	97%	96%

Interest income, including fees	$143,161,000	$108,528,000
Noninterest income	5,824,000	5,115,000
Intersegment noninterest income	2,732,000	2,732,000
Factored receivable total revenue	151,717,000	116,375,000
Average net funds employed	1,447,162,000	1,037,626,000
Yield on average net funds employed	14.02%	15.00%

Operating income (loss)	$59,848,000	$34,885,000
Factoring total revenue	$151,717,000	$116,375,000
Operating margin(1)	39.45%	29.98%

Accounts receivable purchased	$11,883,214,000	$8,579,359,000
Number of invoices purchased	5,558,235	4,931,355
Average invoice size	$2,138	$1,740
Average invoice size - transportation	$2,099	$1,705
Average invoice size - non-transportation	$6,383	$4,006
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
Our Factoring segment’s operating income increased $25.0 million, or 71.6%.
Our average invoice size increased 22.9% from $1,740 for the nine months ended September 30, 2025 to $2,138 for the nine months ended September 30, 2026. This increase is the result of a broad increase in transportation invoice prices across the industry as capacity exits and rising fuel costs began to impact pricing. Additionally, the number of invoices purchased increased 12.7% period over period.
Net interest income at our Factoring segment increased period over period. Overall average net funds employed (“NFE”) increased 39.5% during the nine months ended September 30, 2026 compared to the same period in 2025. The increase in average NFE was the result of increased invoice purchase volume and increased average invoice sizes. See further discussion under the Recent Developments: Transportation Update section. We maintained high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was at 96% at September 30, 2025 and 97% at September 30, 2026. Net interest income at our Factoring segment was also impacted by an increase in its intersegment interest allocation charge period over period driven by higher average Factoring balances and partially offset by lower intercompany rates consistent with lower rates in the broader macro economy period over period.

Credit loss expense at our Factoring segment is made up of credit loss expense related to factored receivables and loans at our Factoring segment as well as credit loss expense related to off balance sheet commitments to lend to the extent there are any such commitments. Credit loss expense related to factored receivables and loans was $5.2 million for the nine months ended September 30, 2026 compared to a benefit of $0.1 million for the nine months ended September 30, 2025. The increase in credit loss expense at our Factoring segment was driven by increased net charge-offs period over period as the period from the prior year reflects the $3.8 million recovery resulting from the USPS settlement. The increase was also driven by changes in volume and mix of the portfolio period over period and increased required specific reserves at our Factoring segment period over period. These increases were partially offset by a small decrease driven by changes in rate period over period at our Factoring segment.
There was no credit loss expense for off balance sheet credit exposures for the nine months ended September 30, 2025 and September 30, 2026 as there were no commitments to lend during either period.
Noninterest income at our Factoring segment increased period over period. Our Factoring segment experienced an unrealized loss on the market value of its indemnification asset of $0.6 million during the nine months ended September 30, 2025. This loss did not recur in the current period due to the USPS settlement. There were no other significant variances in noninterest income at our Factoring segment.
Noninterest expense at our Factoring segment increased period over period the details of which are illustrated in the table above. For the nine months ended September 30, 2025, professional fees, a component of noninterest expense, at our Factoring segment reflect a $6.5 million recovery of previously expensed legal fees associated with the USPS Settlement. Other noninterest expense at our Factoring segment for the nine months ended September 30, 2025 included $2.0 million of expense driven by settlement of litigation unrelated to the USPS Settlement.
Payments

(Dollars in thousands)	Nine Months Ended September 30,
Payments	2026	2025	$ Change	% Change
Total interest income	$25,724	$18,362	$7,362	40.1%
Intersegment interest allocations	6,573	8,757	(2,184)	(24.9)%
Total interest expense	—	—	—	—%
Net interest income	32,297	27,119	5,178	19.1%
Credit loss expense (benefit)	482	219	263	120.1%
Net interest income after credit loss expense	31,815	26,900	4,915	18.3%
Noninterest income	31,824	22,717	9,107	40.1%
Noninterest expense:
Salaries and employee benefits	27,794	27,093	701	2.6%
Depreciation	497	655	(158)	(24.1)%
Other occupancy, furniture and equipment	498	483	15	3.1%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	1,051	694	357	51.4%
Amortization of intangible assets	2,441	3,873	(1,432)	(37.0)%
Advertising and promotion	890	2,271	(1,381)	(60.8)%
Communications and technology	9,742	7,637	2,105	27.6%
Software amortization	5,865	4,159	1,706	41.0%
Travel and entertainment	732	1,012	(280)	(27.7)%
Other	3,290	3,174	116	3.7%
Total noninterest expense	52,800	51,051	1,749	3.4%
Net intersegment noninterest income (expense)	(1,971)	(1,761)	(210)	(11.9)%
Net income (loss) before income tax expense	$8,868	$(3,195)	$12,063	377.6%

	Nine Months Ended
	2026	2025
Supply chain financing factored receivables	$317,999,000	$157,662,000
QuickPay factored receivables	84,936,000	73,120,000
Factored receivable period end balance	$402,935,000	$230,782,000

Supply chain finance interest income	$16,338,000	$10,002,000
QuickPay interest income	9,386,000	8,360,000
Intersegment interest income	6,573,000	8,757,000
Total interest income	32,297,000	27,119,000
Broker fee income	27,669,000	18,752,000
Factor fee income	2,002,000	3,159,000
Other noninterest income	2,153,000	806,000
Intersegment noninterest income	814,000	1,082,000
Total noninterest income	32,638,000	23,799,000
Total revenue	$64,935,000	$50,918,000

Credit loss expense (benefit)	482,000	219,000
Noninterest expense	52,800,000	51,051,000
Intersegment noninterest expense	2,785,000	2,843,000
Total expense	56,067,000	54,113,000

Operating income (loss)	$8,868,000	$(3,195,000)
Depreciation expense	497,000	655,000
Software amortization expense	5,865,000	4,159,000
Intangible amortization expense	2,441,000	3,873,000
Earnings (losses) before interest, taxes, depreciation, and amortization	$17,671,000	$5,492,000

EBITDA margin(1)	27.2%	10.8%

Number of invoices processed	26,773,771	24,509,457
Amount of payments processed	$39,638,873,000	$29,521,449,000

LoadPay
Revenue	$1,880,000	$334,000
Pre-tax operating income (loss)	$(6,255,000)	$(5,157,000)
Depreciation expense	70,000	39,000
Software amortization expense	1,276,000	680,000
Earnings (losses) before interest, taxes, depreciation, and amortization(1)	$(4,909,000)	$(4,438,000)

Payments revenue excluding LoadPay	$63,055,000	$50,584,000
Payments EBITDA excluding LoadPay(2)	$22,580,000	$9,930,000
Payments EBITDA Margin excluding LoadPay(2)	35.8%	19.6%
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

Our Payments segment's operating income was $8.9 million for the nine months ended September 30, 2026 compared to an operating loss of $3.2 million for the nine months ended September 30, 2025, an increase of $12.1 million, or 377.6%.
The number of invoices processed by our Payments segment increased 9.2% from 24,509,457 for the nine months ended September 30, 2025 to 26,773,771 for the nine months ended September 30, 2026, and the amount of payments processed increased 34.3% from $29.521 billion for the nine months ended September 30, 2025 to $39.639 billion for the nine months ended September 30, 2026.
Net interest income increased due to an increased average balance of interest earning assets at our Payments segment. The increase was partially offset by decreased average rates at our Payments segment and decreased intersegment interest allocations.
Noninterest income increased due to a $8.8 million increase in fee income earned from our payments and LoadPay business during the nine months ended September 30, 2026 compared to the same period a year ago, as well as a $0.5 million increase in card income period over period. There were no other significant changes in the components of noninterest income at our Payments segment period over period.
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

Intelligence

(Dollars in thousands)	Nine Months Ended September 30,
Intelligence	2026	2025	$ Change	% Change
Total interest income	$—	$—	$—	—%
Intersegment interest allocations	—	—	—	—
Total interest expense	—	—	—	—%
Net interest income (expense)	—	—	—	—%
Credit loss expense (benefit)	—	—	—	—%
Net interest income (expense) after credit loss expense	—	—	—	—%
Noninterest income	7,146	4,457	2,689	60.3%
Noninterest expense:
Salaries and employee benefits	9,422	8,485	937	11.0%
Depreciation	50	29	21	72.4%
Other occupancy, furniture and equipment	54	38	16	42.1%
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	341	4,077	(3,736)	(91.6)%
Amortization of intangible assets	3,850	2,422	1,428	59.0%
Advertising and promotion	237	108	129	119.4%
Communications and technology	1,140	886	254	28.7%
Software amortization	222	14	208	1,485.7%
Travel and entertainment	347	375	(28)	(7.5)%
Other	388	220	168	76.4%
Total noninterest expense	16,051	16,654	(603)	(3.6)%
Net income (loss) before income tax expense	$(8,905)	$(12,197)	$3,292	27.0%

(Dollars in thousands)	Nine Months Ended
Intelligence	September 30, 2026
Revenue	$7,146
Cost of revenue	1,066
Gross profit	6,080
Selling, general and administrative costs	14,985
Pre-tax operating income (loss)	$(8,905)

Gross Margin(1)	85%

Pre-tax operating income (loss)	$(8,905)
Depreciation expense	50
Software amortization expense	222
Intangible amortization expense	3,850
EBITDA(2)	$(4,783)

EBITDA Margin(2)	(67)%
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
(2) Earnings (losses) before interest, taxes, depreciation, and amortization ("EBITDA") and EBITDA margin are non-GAAP financial measures used as supplemental measures to evaluate the performance of our Intelligence segment. EBITDA is useful because it provides a clearer view of underlying operating performance by excluding the effects of capital structure, tax regimes, and non-cash depreciation and amortization. EBITDA margin complements EBITDA by illustrating how efficiently revenue is converted into operating profitability.
Our Intelligence segment's operating loss for the nine months ended September 30, 2026 was $8.9 million compared to an operating loss of $12.2 million for the nine months ended September 30, 2025.
Noninterest income at our Intelligence segment increased period over period, primarily due to a full period of intelligence fee income for the nine months ended September 30, 2026. As previously disclosed, the data intelligence line of business did not have meaningful operations prior to the acquisition of Greenscreens in May 2025.
Noninterest expense at our Intelligence segment decreased period over period the details of which are illustrated in the table above. A majority of the professional fees recognized at our Intelligence segment during the nine months ended September 30, 2025 relate to our acquisition of Greenscreens.

Corporate and Other

(Dollars in thousands)	Nine Months Ended September 30,			% Change
Corporate and Other	2026	2025	$ Change
Total interest income	$101	$246	$(145)	(58.9%)
Intersegment interest allocations	—	—	—	—
Total interest expense	4,860	5,082	(222)	(4.4%)
Net interest income (expense)	(4,759)	(4,836)	77	1.6%
Credit loss expense (benefit)	733	48	685	1,427.1%
Net interest income (expense) after credit loss expense	(5,492)	(4,884)	(608)	(12.4%)
Noninterest income	549	2,377	(1,828)	(76.9%)
Noninterest expense:
Salaries and employee benefits	58,763	55,207	3,556	6.4%
Depreciation	2,384	4,607	(2,223)	(48.3%)
Other occupancy, furniture and equipment	2,742	4,620	(1,878)	(40.6%)
FDIC insurance and other regulatory assessments	—	—	—	—%
Professional fees	5,485	7,516	(2,031)	(27.0%)
Amortization of intangible assets	49	727	(678)	(93.3%)
Advertising and promotion	997	985	12	1.2%
Communications and technology	8,527	6,555	1,972	30.1%
Software amortization	1,053	825	228	27.6%
Travel and entertainment	1,983	1,499	484	32.3%
Other	3,270	6,196	(2,926)	(47.2%)
Total noninterest expense	85,253	88,737	(3,484)	(3.9%)
Net income (loss) before income tax expense	$(90,196)	$(91,244)	$1,048	1.1%
Corporate and other is not a reportable segment, but rather includes certain revenue and expense from the Company's holding company as well as activities not allocated to specific business segments. Corporate and other reported an operating loss of $90.2 million for the nine months ended September 30, 2026 compared to an operating loss of $91.2 million for the nine months ended September 30, 2025.
The decreased operating loss was driven by decreased noninterest expense, the details of which are illustrated in the table above. Other noninterest expense for the nine months ended September 30, 2025 included $2.4 million of lease termination payments related to the building that had been purchased for the purpose of constructing a future headquarters for Triumph.
Noninterest income for Corporate and other for the nine months ended September 30, 2026 includes a $1.8 million payment tied to a change in control provision on the sale of an unrelated third-party business. This gain was partially offset by a $1.0 million loss on a terminated prepaid maintenance agreement during the current period. Noninterest income for the nine months ended September 30, 2025 included $1.7 million of rental income related to the building that had been purchased for the purpose of constructing a future headquarters for Triumph that did not repeat in the current period.
Financial Condition
Assets
Total assets were $7.680 billion at September 30, 2026, compared to $6.381 billion at December 31, 2025, an increase of $1.300 billion, the components of which are discussed below.
Loan Portfolio
Loans held for investment were $5.685 billion at September 30, 2026, compared with $4.991 billion at December 31, 2025.

The following table shows our total loan portfolio by portfolio segments:

	September 30, 2026		December 31, 2025		$ Change	% Change
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$662,836	12%	$730,435	15%	$(67,599)	(9.3%)
Construction, land development, land	196,488	3%	224,214	4%	(27,726)	(12.4%)
1-4 family residential	255,441	4%	193,508	4%	61,933	32.0%
Farmland	40,534	1%	43,433	1%	(2,899)	(6.7%)
Commercial	1,196,003	22%	1,163,664	24%	32,339	2.8%
Factored receivables	2,235,188	39%	1,462,900	29%	772,288	52.8%
Consumer	17,003	—%	16,819	—%	184	1.1%
Mortgage warehouse	1,081,012	19%	1,156,334	23%	(75,322)	(6.5%)
Total Loans	$5,684,505	100%	$4,991,307	100%	$693,198	13.9%
Commercial Real Estate Loans. Our commercial real estate loans decreased $67.6 million, or 9.3%, due to paydowns that outpaced new origination activity. A significant portion of our loan portfolio at September 30, 2026 consisted of commercial real estate loans secured by properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower's ongoing business operations or on income generated from the properties. The table below sets forth the Company's commercial real estate loan portfolio, by portfolio industry sector and collateral location as of September 30, 2026.

(Dollars in thousands)	Illinois	New York	Texas	Colorado	New Jersey	Iowa	Other	Total
Non-owner occupied
Office	$657	$35,868	$48,064	$373	$82,156	$113	$989	$168,220
Multifamily	10,226	—	5,969	18,971	—	49	99,807	135,022
Retail	3,005	32,129	—	6,502	—	2,128	20,030	63,794
Industrial	6,326	33,349	1,743	807	—	2,627	6,190	51,042
Hospitality	874	—	—	1,396	—	—	38,531	40,801
Other	10,589	2,531	3,396	5,492	—	1,306	7,106	30,420
	31,677	103,877	59,172	33,541	82,156	6,223	172,653	489,299
Owner occupied
Industrial	13,225	—	1,471	5,456	—	16,976	18,692	55,820
Hospitality	2,843	—	—	2,380	—	—	—	5,223
Restaurant	16,868	—	—	2,728	—	1,311	1,503	22,410
Retail	2,266	—	—	7,890	—	1,357	488	12,001
Office	2,997	104	—	5,172	—	535	311	9,119
Other	3,215	—	—	12,478	—	34,612	18,659	68,964
	41,414	104	1,471	36,104	—	54,791	39,653	173,537
Total commercial real estate	$73,091	$103,981	$60,643	$69,645	$82,156	$61,014	$212,306	$662,836
Construction and Development Loans. Our construction and development loans decreased $27.7 million, or 12.4%, due to paydowns and conversions to term loans that outpaced origination and draw activity.
Residential Real Estate Loans. Our one-to-four family residential loans increased $61.9 million, or 32.0%, due to origination and purchase activity that outpaced paydowns.
Farmland Loans. Our farmland loans decreased $2.9 million, or 6.7%, due to paydowns that outpaced modest origination activity.
Commercial Loans. Our commercial loans held for investment increased $32.3 million, or 2.8%, due to increases in equipment lending, agriculture lending, and other commercial lending. These increases were partially offset by decreased asset based lending. During the fourth quarter of 2025, we made the decision to cease new originations in our asset-based loan portfolio and to begin winding down its operations during 2026. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, increased $26.4 million, or 8.3%.

The following table shows our commercial loans:

(Dollars in thousands)	September 30, 2026	December 31, 2025	$ Change	% Change
Commercial
Equipment	$669,355	$587,926	$81,429	13.9%
Asset-based lending	97,933	180,012	(82,079)	(45.6%)
Liquid credit	34,446	36,482	(2,036)	(5.6%)
Agriculture	51,229	42,588	8,641	20.3%
Other commercial lending	343,040	316,656	26,384	8.3%
Total commercial loans	$1,196,003	$1,163,664	$32,339	2.8%
Factored Receivables. Our factored receivables increased $772.3 million, or 52.8%. See discussion of our Factoring segment in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.
Consumer Loans. Our consumer loans increased $0.2 million, or 1.1%, due to origination activity that outpaced paydowns during the period.
Mortgage Warehouse. Our mortgage warehouse facilities decreased $75.3 million, or 6.5%, due to seasonal changes in utilization. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $1.097 billion for the nine months ended September 30, 2026 compared to $1.052 billion for the nine months ended September 30, 2025.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	September 30, 2026
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years	Total
Commercial real estate	$384,357	$231,964	$46,487	$28	$662,836
Construction, land development, land	24,706	170,014	1,768	—	196,488
1-4 family residential	10,045	14,837	8,197	222,362	255,441
Farmland	7,020	22,767	10,008	739	40,534
Commercial	415,579	737,995	42,429	—	1,196,003
Factored receivables	2,235,188	—	—	—	2,235,188
Consumer	10,664	5,888	426	25	17,003
Mortgage warehouse	1,081,012	—	—	—	1,081,012
	$4,168,571	$1,183,465	$109,315	$223,154	$5,684,505

Sensitivity of loans to changes in interest rates:		After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years
Predetermined (fixed) interest rates
Commercial real estate		$176,847	$3,789	$—
Construction, land development, land		78,550	153	—
1-4 family residential		11,837	4,348	131,250
Farmland		17,754	284	—
Commercial		681,455	23,823	—
Factored receivables		—	—	—
Consumer		5,888	426	25
Mortgage warehouse		—	—	—
		$972,331	$32,823	$131,275
Floating interest rates
Commercial real estate		$55,117	$42,698	$28
Construction, land development, land		91,464	1,615	—
1-4 family residential		3,000	3,849	91,112
Farmland		5,013	9,724	739
Commercial		56,540	18,606	—
Factored receivables		—	—	—
Consumer		—	—	—
Mortgage warehouse		—	—	—
		$211,134	$76,492	$91,879

Total		$1,183,465	$109,315	$223,154
As of September 30, 2026, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (15%), Illinois (13%), Colorado (10%), and Iowa (4%) make up 42% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2025, the states of Texas (20%), Illinois (10%), Colorado (10%), and Iowa (4%) made up 44% of the Company’s gross loans, excluding factored receivables.

Further, a majority (98%) of our factored receivables, representing approximately 38% of our total loan portfolio as of September 30, 2026, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2025, 97% of our factored receivables, representing approximately 29% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.
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

(Dollars in thousands)	September 30, 2026	December 31, 2025
Nonperforming loans:
Commercial real estate	$95,117	$8,502
Construction, land development, land	—	—
1-4 family residential	2,399	1,790
Farmland	330	458
Commercial	35,422	45,446
Factored receivables	17,086	1,347
Consumer	—	12
Mortgage warehouse	—	—
Total nonperforming loans held for investment	150,354	57,555
Held to maturity securities	3,042	1,913
Other real estate owned, net	—	10,185
Other repossessed assets	1,193	220
Total nonperforming assets	$154,589	$69,873

Nonperforming assets to total assets	2.01%	1.10%
Nonperforming loans to total loans held for investment	2.64%	1.15%
Total past due loans to total loans held for investment	3.08%	2.72%

Nonperforming loans increased $92.8 million, or 161.2%, due to the additions of a $38.4 million commercial real estate relationship secured by one multifamily property and other commercial and office buildings, a $37.6 million commercial real estate loan secured by an office building, a $15.5 million commercial real estate loan secured by a hotel property, a $2.1 million commercial real estate loan secured by a commercial property, and a $1.2 million equipment finance relationship to nonaccrual. Nonperforming loans were also impacted by a $15.5 million increase in nonperforming factored receivables mostly driven by one large client. These increases were partially offset by a $4.6 million pay-off/partial charge-off on a nonperforming equipment finance relationship, a $1.7 million pay-off on a commercial real estate loan, and a $3.9 million partial pay-down/partial charge-off of a nonperforming commercial real estate loan.
OREO decreased $10.2 million due to the sale of a large property during the nine months ended September 30, 2026.
As a result of the activity previously described and changes in our period end total loans held for investment, the ratio of nonperforming loans to total loans held for investment increased to 2.64% at September 30, 2026 from 1.15% at December 31, 2025.
Our ratio of nonperforming assets to total assets increased to 2.01% at September 30, 2026 from 1.10% at December 31, 2025. This is due to the aforementioned loan activity and an increase in other repossessed assets as well as changes in our period end total assets.
Past due loans to total loans held for investment increased to 3.08% at September 30, 2026 from 2.72% at December 31, 2025, reflecting increases in past due loans across several loan segments.
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
The following table sets forth the ACL by category of loan:

	September 30, 2026			December 31, 2025
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate	$8,002	12%	1.21%	$4,713	15%	0.65%
Construction, land development, land	2,688	3%	1.37%	2,970	4%	1.32%
1-4 family residential	2,903	4%	1.14%	1,927	4%	1.00%
Farmland	390	1%	0.96%	298	1%	0.69%
Commercial	10,352	22%	0.87%	14,947	24%	1.28%
Factored receivables	13,020	39%	0.58%	10,069	29%	0.69%
Consumer	157	—%	0.92%	429	—%	2.55%
Mortgage warehouse	1,083	19%	0.10%	1,158	23%	0.10%
Total Loans	$38,595	100%	0.68%	$36,511	100%	0.73%
The ACL increased $2.1 million, or 5.7%. This increase reflects net charge-offs of $4.8 million and credit loss expense of $6.9 million.
For discussion of our ACL methodology, see Note 4 – Loans and Allowance for Credit Losses in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.

The following tables show our credit ratios and an analysis of our credit loss expense:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Allowance for credit losses on loans	$38,595	$36,511
Total loans held for investment	$5,684,505	$4,991,307
Allowance to total loans held for investment	0.68%	0.73%

Nonaccrual loans	$133,268	$56,208
Total loans held for investment	$5,684,505	$4,991,307
Nonaccrual loans to total loans held for investment	2.34%	1.13%

Allowance for credit losses on loans	$38,595	$36,511
Nonaccrual loans	$133,268	$56,208
Allowance for credit losses to nonaccrual loans	28.96%	64.96%
The deterioration in credit metrics during the nine months ended September 30, 2026 is primarily concentrated in three CRE relationships listed above in the discussion of Nonperforming Assets. We do not believe that the migration of these relationships is indicative of broad-based portfolio migration.
The largest increase in nonaccrual loans came from a $38.4 million relationship comprised of 4 loans where unauthorized liens were placed behind the Company. The relationship matured and was placed on non-accrual as we pursue resolution. Despite the maturity default, loan payments continue and we have not recognized a specific allowance for credit loss, reflecting our current view of the underlying collateral and expected repayment.
Separately, two property-specific situations attributable to a $37.6 million commercial real estate loan and a $15.5 million commercial real estate loan also contributed to the increase in nonaccrual loans. Regarding the $37.6 million loan, an extraordinary event caused structural damage that led to a disruption in operations. The $15.5 million loan involves a property generating positive operating income, but for which stabilized operations have been unable to service debt as originally structured. This resulted in a tax delinquency and forbearance agreement. We believe that the borrower has the means and intent to resolve the tax delinquency and is making payments in accordance with the forbearance agreement. Both loans carry relatively minimal allowance for credit loss.
These three large nonaccrual loans carrying minimal reserves have a significant impact on our allowance for credit losses to nonaccrual loans ratio.

	Three Months Ended September 30,
	2026			2025
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$(9)	$667,206	—%	$32	$757,827	—%
Construction, land development, land	—	206,233	—%	(46)	216,211	(0.02)%
1-4 family residential	11	222,126	—%	35	177,887	0.02%
Farmland	—	41,544	—%	—	43,550	—%
Commercial	270	1,134,535	0.02%	5,406	1,122,409	0.48%
Factored receivables	885	2,085,886	0.04%	3,831	1,377,779	0.28%
Consumer	59	17,950	0.33%	133	18,050	0.74%
Mortgage warehouse	—	1,093,672	—%	—	1,149,347	—%
Total Loans	$1,216	$5,469,152	0.02%	$9,391	$4,863,060	0.19%
Quarter to date net loans charged off decreased $8.2 million. There were no individually significant charge-offs during the three months ended September 30, 2026. Net charge-offs during the three months ended September 30, 2025 reflect the charge-off of a $2.4 million factoring relationship, a $3.0 million partial charge-off of a liquid credit lending relationship, and a $2.1 million partial charge-off of an equipment lending relationship.

	Nine Months Ended September 30,
	2026			2025
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$611	$692,017	0.09%	$86	$765,117	0.01%
Construction, land development, land	(1)	209,266	—%	203	214,312	0.09%
1-4 family residential	57	201,618	0.03%	78	166,081	0.05%
Farmland	—	42,486	—%	—	47,057	—%
Commercial	1,142	1,120,664	0.10%	20,554	1,110,297	1.85%
Factored receivables	2,772	1,840,522	0.15%	1,749	1,317,324	0.13%
Consumer	230	17,242	1.33%	322	13,013	2.47%
Mortgage warehouse	—	1,096,963	—%	—	1,052,230	—%
Total Loans	$4,811	$5,220,778	0.09%	$22,992	$4,685,431	0.49%
Year to date net loans charged off decreased $18.2 million. There were no individually significant charge-offs during the nine months ended September 30, 2026. Net charge-offs during the nine months ended September 30, 2025 reflect the $10.8 million charge off on the acquired PCD loan that had no impact on earnings. Such charge-offs also reflect the $3.8 million recovery resulting from the USPS settlement, a $3.7 million partial charge-off of a liquid credit relationship a $3.0 million partial charge-off of a separate liquid credit relationship, a $2.4 million charge-off of a factoring relationship, and a $2.1 million partial charge-off of an equipment lending relationship.
Securities
As of September 30, 2026 and December 31, 2025, we held equity securities with readily determinable fair values of $4.4 million and $4.6 million, respectively. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value reflected in earnings.
As of September 30, 2026, we held debt securities classified as available for sale with a fair value of $201.7 million, a decrease of $162.6 million from $364.3 million at December 31, 2025. The following table illustrates the changes in our available for sale debt securities:

	Available For Sale Debt Securities:
(Dollars in thousands)	September 30, 2026	December 31, 2025	$ Change	% Change
Mortgage-backed securities, residential	$84,624	$88,500	$(3,876)	(4.4)%
Asset-backed securities	727	811	(84)	(10.4)%
State and municipal	2,536	2,589	(53)	(2.0)%
CLO Securities	112,645	271,074	(158,429)	(58.4)%
Corporate bonds	245	263	(18)	(6.8)%
SBA pooled securities	899	1,040	(141)	(13.6)%
	$201,676	$364,277	$(162,601)	(44.6)%
Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of September 30, 2026, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at September 30, 2026. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.
As of September 30, 2026, we held investments classified as held to maturity with an amortized cost, net of ACL, of $0.6 million, a decrease of $1.0 million from $1.6 million at December 31, 2025. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at September 30, 2026.

The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of September 30, 2026
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities	$27	2.56%	$492	2.45%	$543	4.93%	$90,229	4.05%	$91,291	4.05%
Asset-backed securities	—	—%	—	—%	727	4.96%	—	—%	727	4.96%
State and municipal	1,150	2.93%	980	2.84%	504	2.65%	—	—%	2,634	2.84%
CLO securities	—	—%	—	—%	15,824	5.44%	96,602	5.27%	112,426	5.29%
Corporate bonds	—	—%	—	—%	264	5.07%	—	—%	264	5.07%
SBA pooled securities	—	—%	—	—%	685	2.73%	267	5.79%	952	3.59%
Total available for sale securities	$1,177	2.92%	$1,472	2.71%	$18,547	5.23%	$187,098	4.68%	$208,294	4.71%

Held to maturity securities:	$—	—%	$3,042	4.13%	$—	—%	$—	—%	$3,042	4.13%
Liabilities
Total liabilities were $6.702 billion as of September 30, 2026, compared to $5.439 billion at December 31, 2025, an increase of $1.263 billion, the components of which are discussed below.
Deposits
The following table summarizes our deposits:

(Dollars in thousands)	September 30, 2026	December 31, 2025	$ Change	% Change
Noninterest bearing demand	$1,628,638	$1,233,350	$395,288	32.0%
Noninterest bearing demand - mortgage warehouse	2,639,810	668,288	1,971,522	295.0%
Total noninterest bearing demand deposits	4,268,448	1,901,638	2,366,810	124.5%
Interest bearing demand	653,923	845,060	(191,137)	(22.6%)
Individual retirement accounts	34,522	37,634	(3,112)	(8.3%)
Money market	668,344	608,036	60,308	9.9%
Savings	563,880	522,189	41,691	8.0%
Certificates of deposit	203,443	224,644	(21,201)	(9.4%)
Brokered time deposits	70,445	695,093	(624,648)	(89.9%)
Other brokered deposits	4,968	115,922	(110,954)	(95.7%)
Total Deposits	$6,467,973	$4,950,216	$1,517,757	30.7%
Our total deposits increased $1.518 billion, or 30.7%, primarily due to an increase in noninterest bearing demand deposits, money market deposits, and savings deposits. Our mortgage warehouse business is more than self-funded due to the servicing deposits of its customers. The balances of such noninterest bearing deposits were $2.640 billion and $668.3 million at September 30, 2026 and December 31, 2025, respectively. The Company experienced decreases in many other material deposit categories. Other brokered deposits are non-maturity deposits obtained from wholesale sources. As of September 30, 2026, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 95% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 5% of total deposits. At September 30, 2026 and December 31, 2025, our estimated uninsured deposits were $1.709 billion and $1.466 billion, respectively.

At September 30, 2026 we held $57.2 million of time deposits that meet or exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. The following table provides information on the maturity distribution of time deposits exceeding the FDIC insurance limit as of September 30, 2026:

(Dollars in thousands)	Over $250,000
Maturity
3 months or less	$25,321
Over 3 through 6 months	18,525
Over 6 through 12 months	8,407
Over 12 months	2,651
$54,904
The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025

(Dollars in thousands)	Average Balance	Weighted Avg Rates	% of Total	Average Balance	Weighted Avg Rates	% of Total
Interest bearing demand	$669,924	9.84%	10%	$689,220	0.49%	13%
Individual retirement accounts	34,623	1.25%	1%	40,176	1.23%	1%
Money market	685,341	2.61%	11%	584,459	2.71%	11%
Savings	563,083	1.28%	9%	518,854	1.13%	10%
Certificates of deposit	209,172	2.38%	3%	228,802	2.60%	4%
Brokered time deposits	125,150	3.86%	2%	744,436	4.27%	14%
Other brokered deposits	33,398	3.69%	1%	142,814	4.36%	3%
Total interest bearing deposits	2,320,691	4.42%	37%	2,948,761	2.36%	56%
Noninterest bearing demand	4,189,274	—	63%	2,188,828	—	44%
Total deposits	$6,509,965	1.57%	100%	$5,137,589	1.35%	100%

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(Dollars in thousands)	Average Balance	Weighted Avg Yields	% of Total	Average Balance	Weighted Avg Yields	% of Total
Interest bearing demand	$676,825	6.03%	11%	$714,847	0.49%	14%
Individual retirement accounts	35,605	1.24%	1%	41,650	1.25%	1%
Money market	652,415	2.57%	11%	593,943	2.66%	12%
Savings	549,827	1.21%	9%	518,871	1.08%	10%
Certificates of deposit	217,279	2.47%	4%	228,588	2.65%	5%
Brokered time deposits	329,706	3.95%	6%	643,243	4.38%	13%
Other brokered deposits	65,011	3.69%	1%	85,793	4.40%	2%
Total interest bearing deposits	2,526,668	3.38%	43%	2,826,935	2.24%	57%
Noninterest bearing demand	3,449,771	—	57%	2,120,926	—	43%
Total deposits	$5,976,439	1.43%	100%	$4,947,861	1.28%	100%
The Company's deposit base is made up of a high number of customers with accounts spread across 60 locations in six states. Our deposit base is diverse in terms of both geography and industry, comprised largely of retail as well small-to-medium sized business customers. The majority of our deposits are FDIC insured.

Other Borrowings
FHLB Advances
The following provides a summary of our FHLB advances as of and for the nine months ended September 30, 2026 and the year ended December 31, 2025:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Amount outstanding at end of period	$—	$280,000
Weighted average interest rate at end of period	—%	3.67%
Average amount outstanding during the period	37,198	208,014
Weighted average interest rate during the period	3.77%	4.35%
Highest month end balance during the period	205,000	355,000
Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At September 30, 2026 and December 31, 2025, we had $803.4 million and $644.7 million, respectively, in unused and available advances from the FHLB.
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
The Subordinated Notes are included on the consolidated balance sheets as liabilities at their carrying values; however, for regulatory purposes, $56.0 million of the $70.0 million carrying value of these obligations at September 30, 2026 and $69.9 million of the $69.9 million carrying value of these obligations at December 31, 2025 were eligible for inclusion in Tier 2 regulatory capital. At the beginning of each of the last five years of the life of the Subordinated Notes, the amount eligible to be included in Tier 2 regulatory capital will be reduced by 20%.
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
Junior Subordinated Debentures
The following provides a summary of our junior subordinated debentures as of September 30, 2026:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$14,067	September 2033	Three Month SOFR + 3.26%
National Bancshares Capital Trust III	17,526	14,327	July 2036	Three Month SOFR + 1.64%
ColoEast Capital Trust I	5,155	4,079	September 2035	Three Month SOFR + 1.86%
ColoEast Capital Trust II	6,700	5,229	March 2037	Three Month SOFR + 2.05%
Valley Bancorp Statutory Trust I	3,093	2,967	September 2032	Three Month SOFR + 3.66%
Valley Bancorp Statutory Trust II	3,093	2,822	July 2034	Three Month SOFR + 3.01%
	$51,031	$43,491

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
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $43.5 million was allowed in the calculation of Tier I capital as of September 30, 2026.
Capital Resources and Liquidity Management
Capital Resources
Our stockholders’ equity totaled $978.6 million as of September 30, 2026, compared to $941.8 million as of December 31, 2025, an increase of $36.8 million. Stockholders’ equity increased during this period primarily due to our net income and stock based compensation expense.
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
In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of September 30, 2026, TBK Bank had $725.5 million of unused borrowing capacity from the Federal Reserve Bank discount window and unsecured federal funds lines of credit with seven unaffiliated banks totaling $227.5 million, with no amounts advanced against those lines. Additionally, as of September 30, 2026, we had $803.4 million in unused and available advances from the FHLB. We have historically utilized FHLB advances to support the fluctuating and sometimes unpredictable balances in our mortgage warehouse lending portfolio, and we continue to have the ability to do so.
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of September 30, 2026. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - September 30, 2026
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Subordinated notes	$70,000	$—	$—	$70,000	$—
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	42,735	6,220	11,013	9,568	15,934
Time deposits with stated maturity dates	308,410	291,093	14,064	3,253	—
Total contractual obligations	$472,176	$297,313	$25,077	$82,821	$66,965
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
Critical Accounting Policies and Estimates
Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policy which we believe to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses. Since December 31, 2025, with the exception of the implementation of the updated DCF models discussed in Note 4 – Loans and Allowance for Credit Losses in the accompanying notes to the consolidated financial statements elsewhere in this report, there have been no changes in critical accounting policies as further described under “Critical Accounting Policies and Estimates” and in Note 1 to the Consolidated Financial Statements in our 2025 Form 10-K.
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

The following table summarizes simulated change in net interest income versus unchanged rates as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	2.8%	6.3%	9.3%	11.1%
+300 basis points	2.1%	4.7%	7.1%	8.4%
+200 basis points	1.5%	3.2%	4.8%	5.7%
+100 basis points	0.7%	1.7%	2.4%	2.9%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(0.7%)	(1.7%)	(2.3%)	(3.0%)
-200 basis points	(1.3%)	(3.5%)	(4.9%)	(6.7%)
-300 basis points	(2.0%)	(5.4%)	(7.4%)	(10.2%)
The following table presents the change in our economic value of equity as of September 30, 2026 and December 31, 2025, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	September 30, 2026	December 31, 2025
+400 basis points	9.1%	8.4%
+300 basis points	7.1%	6.6%
+200 basis points	5.0%	4.6%
+100 basis points	2.5%	2.1%
Flat rates	0.0%	0.0%
-100 basis points	(2.7%)	(2.5%)
-200 basis points	(5.6%)	(5.3%)
-300 basis points	(9.0%)	(8.5%)
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

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
TBK Bank, SSB (the “Bank”), the wholly-owned bank subsidiary of the Company, is the agent bank for a $60.5 million floorplan loan facility, of which the Bank holds approximately $22.5 million, for which Tricolor Holdings, LLC (“Tricolor”) is the lead borrower. On September 10, 2025, Tricolor and its affiliates filed for Chapter 7 bankruptcy in the United States District Court for the Northern District of Texas. The floorplan loan facility is secured by a first-priority security interest in the vehicle inventory and certain other assets of Tricolor. As of September 30, 2026, the Bank believes its collateral position adequately secures the outstanding balance of the loan facility. As the bankruptcy proceedings progress, however, the Bank may discover additional information regarding the status of specific collateral securing the loan. Other creditors have asserted that they have interests in some of the collateral in which the Bank asserts a first-priority security interest. To the extent necessary, the bankruptcy court may ultimately have to determine the Bank’s and other creditors’ interest in such collateral. The Company may also be subject to additional claims asserted by creditors or the trustee in the bankruptcy proceedings. Should any of such factual determinations or developments in the bankruptcy proceedings negatively impact the Bank’s assessment of its collateral position or otherwise have a negative impact on the Company, the Company might incur losses which could be material to our business, financial condition and results of operations.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
On February 19, 2026, Mr. Edward J. Schreyer, the Company’s Executive Vice President and Chief Operating Officer, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Schreyer Trading Plan”). The Schreyer Trading Plan covers the sale of up to 90 percent of the net shares (after applicable tax withholding) of the Company’s common stock received by Mr. Schreyer upon the May 1, 2026 vesting of equity awards previously issued to Mr. Schreyer, to occur in several transactions over a period commencing after the later of (1) 90 days from the execution of the Schreyer Trading Plan and (2) the second trading day following the public disclosure of the Company’s financial results on Form 10-Q for the quarter ended March 31, 2026, and will cease upon the earlier of January 31, 2027 or the sale of all shares subject to the Schreyer Trading Plan. As of August 20, 2026, all shares subject to the Schreyer Trading Plan had been sold and the Schreyer Trading Plan terminated in accordance with its terms.

As of the end of the third quarter of 2026, none of our other directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
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

TRIUMPH FINANCIAL INC.
(Registrant)

Date:	October 21, 2026	/s/ Aaron P. Graft
Aaron P. Graft President and Chief Executive Officer

Date:	October 21, 2026	/s/ W. Bradley Voss
W. Bradley Voss Chief Financial Officer